Form 10QSB
period 2006-11-30
IMPERIALI INC
filed 2007-01-25
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

Imperiali Inc.

-------------------------------------------------------------------

(Name of Small Business Issuer as Specified in Its Charter)

Florida	65-0574887
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 South Flagler Drive, Suite 800W

West Palm Beach, Florida 33401

-------------------------------------------------------

(Address of Principal Executive Offices)

(561) 805-9494

---------------------------------------------------------------------

(Issuer’s Telephone Number, including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity:
Common stock; $.001 par value; authorized-
500,000,000 shares; issued and outstanding-
2006 20,358,486 shares; 2005 17,995,986 shares-

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

PART I.

ITEM 1.	FINANCIAL STATEMENTS

Imperiali, Inc.
Balance Sheet (Unaudited)
As of November 30, 2006

ASSETS

ASSETS
Current Assets
Checking/Savings
Bank of America	$22,120.21
Bank of America – 4894	350,040.00
Charles Schwab	59,503.66
Total Checking/Savings	431,663.87

Total Current Assets	431,663.87

TOTAL ASSETS	$431,663.87

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES & EQUITY
Equity
Additional PIC	1,881,861.63
Additional PIC – 8/31/05	10,148,298.52
Common Stock	2,638.37
Common Stock – 8/31/05	14,164.40
Retained Earnings	-11,172,386.28
Net Income	-442,912.77
Total Equity	431,663.87

TOTAL LIABILITIES & EQUITY	$431,663.87

See notes to financial statements

Imperiali, Inc.
Statements of Operations (Unaudited)
September through November 2006

Three Months Ended
November 30, 2006

Ordinary Income/Expense
Expense
Advertising	356.00
Bank Service Charges	59.00
Computer consulting & repair	12,500.00
Consulting Service	413,300.00
Contract labor	135.00
Filing fees	604.75
Miscellaneous	106.25
Office supplies	641.65
Parking	15.00
Postage and Delivery	1150.50
Professional Fees
Accounting	6,000.00
Legal Fees	10,280.36
Stock transfer agent	2,256.00
Total Professional Fees	18,536.36

Translation services	314.00
Total Expense	447,718.51

Net Ordinary Income	-447,718.51

Other Income/Expense
Other Income
Interest Income	151.74
Other Income	4,654.00
Total Other Income	4,805.74

Net Other Income	4,805.74

Net loss applicable to common stockholders	$(442,912.77)

See notes to financial statements

Imperiali Inc.
Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(4,350)	$(4,958)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation and amortization	--	--
Changes in operating assets and liabilities:
Accrued expenses	4,350	4,958
	Net cash used in operating

See notes to financial statements

Imperiali Inc.

Notes To Financial Statements (Unaudited)

1. Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION and ANALYSIS or PLAN of OPERATIONS.

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All forward-looking statements attributable to us are expressly qualified in their entirety by the forgoing cautionary statement.

Overview

Our investment objective is to generate both current income and capital appreciation to deliver superior, risk adjusted returns to investors through investment in the debt and equity securities of privately and publicly held micro-cap companies (market capitalization below $50 million) that are based in the U.S. and that offer products and services that can be successfully expanded, marketed and sold in commercially viable international markets. Our principals’ experience combines economic and financial analysis with expertise in business strategy and planning, market and demand forecasting, policy analysis, and technology development strategy. They have worked on a variety of matters, such as mergers and acquisitions, new product introductions, strategy and capital investment decisions, the outcomes of which often have significant implications or consequences for the parties involved. We will offer our portfolio companies a wide array of services such as strategy development, performance improvement, corporate portfolio analysis, market demand and new product strategies, evaluation of intellectual property and other assets and competition analysis. Matters such as these often require independent analysis, and as a result, companies (such as our portfolio companies) must outsource this work to outside experts. We expect that our portfolio companies will turn to us because we can provide qualified economic and financial experts to address a wide variety of matters.

Plan of Operation

In addition to our internal Company resources, we believe that we will be able to provide such advice and assistance by using our extensive international network of agents and affiliates, located in many countries and regions and spanning more than five continents. This network, which we refer to as Imperiali Inc.’s Global Advisory Team, is able to monitor and in some cases influence events, prudently utilizing the tools and leverage that the portfolio company’s business model affords, endeavoring to mitigate risks and safeguard investments, with the idea of protecting the Company’s shareholders’ interest.

We have filed an election with the Securities and Exchange Commission to be regulated as a business development company under the 1940 Act and expect that election to become effective after the effective date of this Registration Statement. As a business development company, we intend to focus primarily on micro-cap companies with sales of $25-$50 million and a strong domestic presence, with a key product or service that is globally marketable. Micro-cap companies (market capitalization below $50 million) are more likely than larger companies to focus on innovative products and services. Due to the high cost of competition on a global scale, these micro-caps are losing market share. They may not have the advertising dollars to compete, may lack access to long-term debt financing for expansion and manufacturing and, more generally, they lack the experience and contacts to access new global markets.

We view this problem for micro-cap companies to be an opportunity for us to assist them with the competitive edge they require, to expand and to grow top-line revenues. Extending the assistance of Company management personnel by the use of our Global Advisory Team, we can assist our portfolio companies expand globally, identify capital and political resources, adapt to local customs and operating requirements in international markets, access new consumers, new sources of materials and remote manufacturing options, and generally make the best possible business decisions.

We favor companies that present opportunities for superior performance through internal growth, product or geographic expansion, the completion of complementary add-on acquisitions, or industry consolidations. We would prefer to be a majority investor, without a fixed time horizon for the liquidation of our investments. We may continue to provide capital for add-on acquisitions that help build value after the initial closing.

Once we have identified a target portfolio company, we will conduct our due diligence, and, as appropriate, determine whether to either (i) invest and advise or (ii) merely advise the portfolio company for a fee. Once we have decided to advise the portfolio company, we can distribute the portfolio company’s business plan or other corporate literature to our agents and affiliates in over 70 countries. Based upon the feedback from the various local agents and their local markets, we will determine how to proceed to assist the portfolio company in pursuing and executing viable growth opportunities and strategies in the countries where our business contacts have indicated clear business interest and market viability. Methods of expansion we may recommend to our portfolio companies include, but are not limited to, strategic partnering, joint venture, licensing with royalty agreement, regional distribution networks, regionalized manufacturing, and entry into the public markets.

In addition to investing in and assisting portfolio companies, we will have opportunities created through our relationship with the Imperiali Organization, which has contractually agreed to serve as the development team for Imperiali Inc. The Imperiali Organization has an ongoing series of projects which have (or may have) application to the global marketplace. Through an agreement between Imperiali Organization and the Company, we will have the first right of refusal on any and all projects created and developed by the Imperiali Organization.

In summary, as a business development company Imperiali Inc. looks to globalize and grow viable micro-cap companies by investing in them and/or advising them by utilizing our international teams, residing in many international markets and who have the intellectual, cultural, financial, political and operational capabilities, combined with a global vision, to connect growing companies to the world’s markets.

This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see Form 10 filed January 18, 2007.

Results of Operations

LAST QUARTER 2006 - During the quarter ended November 30, 2006, we incurred a net loss of $447,718.51.

General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company.

Liquidity and Capital Resources

We had cash on hand of $431,663.87 at November 30, 2006 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $11,172,386.28. As of November 30, 2006 we had accrued expenses totaling $ 447,718.51.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a reporting company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally operational accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the “Exchange Act”), which should not exceed $2,500,000 in the fiscal year ending August 31, 2007. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatsoever that we will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

•

failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

•	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or
•	inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current business operations or revenue generating activities that give rise to significant assumptions or estimates.

Our most critical accounting policies relate to the accounting and disclosure of related party transactions. Our financial statements filed as part of this report include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Risk Factors that May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or what we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10, including our financial statements and related notes.

We have only a minimal operating history.

Our operations are subject to all the risks inherent in any new business, including the risk that the Company will not achieve its investment objective and that its net asset value could decline substantially. Although we have identified, on a preliminary basis, certain micro-cap companies in which we may be interested in investing, the Company anticipates that it will take up to 90 days after the completion of the Offering to invest substantially all of the net proceeds received by the Company from the Offering due to the time necessary to complete our due diligence, evaluate, structure, negotiate, and close suitable investments. In the interim, the Company will invest in temporary investments, such as cash and cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less from the date of investment, which will earn yields substantially lower than the interest income anticipated from investments in portfolio companies. If the expenses of the Company exceed the return on the temporary investments, the equity capital of the Company will be eroded. Additionally, the Company may not be able to pay any dividends during this period or such dividends may be substantially lower than the dividends the Company expects to pay when its portfolio is fully invested.

Competition could hurt our business.

Many entities, including public and private funds, commercial and investment banks, commercial financing companies, business development companies and insurance companies will compete with the Company to make the types of investments that it plans to make in micro-cap companies. Many of these competitors are substantially larger, have considerably greater financial, technical and marketing resources than the Company will have and offer a wider array of financial services. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to the Company. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. Many competitors are not subject to the regulatory restrictions that the 1940 Act will impose on the Company as a business development company or the restrictions that the Code will impose on the Company as a regulated investment company. Some competitors may make loans with interest rates that are lower than the rates the Company wishes to offer. The competitive pressures the Company faces may have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time, and can offer no assurance that it will be able to identify and make investments that are consistent with our investment objective. We have not finally determined any potential investments for the Company’s portfolio, although the Company’s competitors are likely to have identified and begun to pursue potential investments in which the Company may be interested.

Voting control is centralized in our Board of Directors and Officers.

Nearly 68% of the Company’s Common Stock is owned directly by our officers and directors. Such ownership could block a change of control of the Company. In addition, Mr. Imperato’s friends and family own nearly an additional 4%.

We are dependent on a key person.

Daniel J. Imperato has principally conducted the development stage activities of the Company. Although he is not an employee of the Company, the loss of his services as Chairman could negatively affect the Company. The Company has purchased “key man” life insurance on the life of Mr. Imperato.

We anticipate future capital needs but have no certain source of additional financing.

Our capital requirements will be significant. Management believes that the net proceeds of the Offering should suffice to fund operations and our business plan for a period of 12 months if the maximum number of shares is sold. However, no assurance can be given that such proceeds will in fact be sufficient to fund operations for such period. The Company has no commitments for long-term financing. There can be no assurance that such financing will be available on favorable terms or at all.

We may face leverage risk.

The Company may borrow money or issue debt securities to leverage its capital structure. If the Company does so:

•

The Company’s common shares will be exposed to incremental risk of loss. In these circumstances, a decrease in the value of the Company’s investments would have a greater negative impact on the value of its common shares than if it did not use leverage.

•	Adverse changes in interest rates could reduce or eliminate the incremental income the Company expects to make with the proceeds of any leverage.
•

The Company’s ability to pay dividends on its common shares will be restricted if its asset coverage ratio is not at least 200% and any amounts used to service indebtedness would not be available for such dividends.

•	It is likely that such securities will be governed by an indenture or other instrument containing covenants restricting the Company’s operating flexibility.
•	The Company, and indirectly its shareholders, will bear the cost of issuing and paying interest on such securities.

We depend upon key employees to generate revenue.

We are an economic and business development firm that will apply analytic techniques and industry knowledge to various investments in a broad range of portfolio companies. Accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employees. In particular, our employees’ personal relationships with our portfolio companies are a critical element in obtaining and maintaining portfolio companies’ investments. If the Company loses the services of any employee or if our employees fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations.

Much of our business plan depends on our non-employee experts.

The Company depends on our relationships with members of our Global Advisory Teams and our non-employee consultants to execute our business plan. We believe that these people are highly regarded in their fields and locales and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that the Company will be able to secure some investments in portfolio companies and attract other professionals to join our team in part because the Company can offer the services of these experts. Most of these experts can limit their relationships with us at any time for any or no reason.

Our failure to manage growth successfully could adversely affect our revenues and results of operations

We anticipate that providing global services will require that we open additional offices. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general, and administrative expenses. Expansion creates new and increased management, investment, and training responsibilities for our employees. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. Any failure on our part to manage growth successfully could adversely affect our revenues and results of operations.

Maintaining our professional reputation is crucial to our future success

Our ability to secure new investments and hire qualified persons as employees depends heavily on our overall reputation as well as the individual reputations of our employees, the members of our Global Advisory Teams and our non-employee consultants. Because we expect that in the future the Company will obtain a majority of our new investments from existing portfolio companies or from referrals by those portfolio companies, any portfolio company that is dissatisfied with our performance on a single matter could seriously impair our ability to secure new investments. Given the frequently high-profile nature of the matters on which the Company will work, any factor that diminishes our reputation or the reputations of any of our employees, the members of our Global Advisory Teams and our non-employee consultants could make it substantially more difficult for us to compete successfully for both new investments and qualified persons to hire as employees.

Our investments may result in professional liability

Our services will typically involve difficult analytical assignments and carry risks of professional and other liability. Many of our investments will involve matters that could have a severe impact on a portfolio company’s business, cause the portfolio company to lose significant amounts of money, or prevent the portfolio company from pursuing desirable business opportunities. Accordingly, if a portfolio company is dissatisfied with our performance, that company could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently or otherwise breached our obligations to a portfolio company could expose us to significant liabilities and tarnish our reputation.

Our common stock has no prior trading market or liquidity, and the Company cannot assure you that any trading market will develop.

Prior to the date of this Registration Statement, there has not been any established trading market for our common stock. If the Company can qualify, we will attempt to register our shares for trading on the American Stock Exchange, although the Company cannot assure you as to the timing of that application or the likelihood of it being accepted. If the application is accepted, we cannot predict the extent to which investor interest will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

The Company has filed a notice of intent to elect business development company status that, once effective, will require us to comply with significant regulatory requirements.

The Company filed notice with the Securities and Exchange Commission of our intent to elect in good faith, within 90 days from the date of such filing but after the effective date of this Registration Statement, to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act. Being subject to the business development company provisions requires us to meet significant numbers of regulatory and financial requirements as discussed in Item 1(c) -- Regulation of the Company. Compliance with these regulations is expensive and may create financial problems for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

If the Company does not remain a business development company, the Company might be regulated as a closed-end investment company under the 1940 Act, which would decrease our operating flexibility. The Company cannot assure you that the Company will successfully retain our business development company status.

The Company’s election to be and qualification to be treated as a regulated investment company presents tax risks.

To maintain its qualification as a regulated investment company under the Code, which is required in order for the Company to distribute its income without tax at the Company level, the Company must meet certain income source, asset diversification and annual distribution requirements. Satisfying these requirements may require the Company to take actions it would not otherwise take, such as selling investments at unattractive prices to satisfy diversification, distribution or source of income requirements. In addition, while the Company is authorized to borrow funds in order to make distributions, under the 1940 Act it is not permitted to make distributions to shareholders while its debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If the Company fails to qualify as a regulated investment company for any reason and becomes or remains subject to corporate income tax, the resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution and the amount of its distributions. Such a failure would have a material adverse effect on the Company and its shareholders.

For U.S. federal income tax purposes, the Company will include in income certain amounts that it has not yet received in cash, such as original issue discount, which may arise if the Company invests in zero coupon securities, deferred interest securities or certain other securities, or if the Company receives warrants in connection with the making of a loan or possibly in other circumstances. Such original issue discount, which could but is not expected to be significant relative to the Company’s overall investment activities, generally will be included in income before the Company receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that the Company will not receive in cash.

Since in certain cases the Company may recognize income before or without receiving cash representing such income, it may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining regulated investment company status and for avoiding income and excise taxes. Accordingly, the Company may have to sell some of its investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If the Company is not able to obtain cash from other sources, the Company may fail to qualify as a regulated investment company and thus be subject to corporate-level income tax. Such a failure would have a material adverse effect on the Company and its shareholders.

BUSINESS DEVELOPMENT COMPANY RISKS

Investing in small and growth stage companies is inherently risky.

Investments in micro-cap companies and growth stage companies offer the opportunity for significant gains. However, each investment involves a high degree of business and financial risk that can result in substantial losses, including:

•

These companies may have limited financial resources and may be unable to meet their obligations under their securities that the Company holds, which may be accompanied by a deterioration in the value of any collateral.

•

They typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns.

•

They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on the Company.

•

They generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

•	They may cease to be treated as private companies for purposes of the regulatory restrictions applicable to the Company, in which case the Company may not be able to invest additional amounts in them.
•

Little public information exists about these companies. The greater difficulty in making a fully informed investment decision raises the risk of misjudging the credit quality of the company, and the Company may lose money on its investments.

Investing in small and growth stage companies presents valuation difficulties.

A large percentage of the Company’s portfolio investments will be in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. The Company will value these securities at least quarterly at fair value as determined in good faith by the Board of Directors, possibly with the assistance of an independent valuation firm. However, because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, the Company’s determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for investors to accurately value the Company’s portfolio investments and could lead to under-valuation or over-valuation of its common shares.

Portfolio companies are likely to need additional funding.

The Company expects that many portfolio companies will require additional financing to satisfy their working capital requirements. The amount of additional financing needed will depend upon the maturity and objectives of the particular company. Each round of venture financing, whether from us or other investors, is typically intended to provide a portfolio company with enough capital to reach the next major valuation milestone. If the funds provided are not sufficient, a portfolio company may have to raise additional capital at a price unfavorable to the existing investors. The availability of capital is generally a function of capital market conditions that are beyond the control of any portfolio company. The Company cannot assure you that our management or the managements of portfolio companies will be able to predict accurately the future capital requirements necessary for success or those additional funds will be available to portfolio companies from any source. If funding is not available, some portfolio companies may be forced to cease operations.

Business development companies’ investments are generally illiquid.

The Company expects to make the majority of our investments in micro-cap companies and growth stage companies. Substantially all of the securities of such portfolio companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for the Company to sell such investments if the need arises. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the value at which it has previously recorded such investments. In addition, the Company may face other restrictions on its ability to liquidate an investment in a portfolio company to the extent that it has material non-public information regarding such portfolio company.

Business development companies generally require substantial amounts of time to realize the benefits from investments.

The Company anticipates that there will be a significant period of time ranging from one to three years before the Company has obtained funding and completed the initial selection of portfolio companies for our first round of equity investments. Venture capital investments typically take from four to eight years from the date of initial investment to reach a state of maturity at which liquidation can be considered practical. In light of the foregoing, it is unlikely that any significant distributions of the proceeds from the liquidation of equity investments will be made for several years after inception, if at all.

The Company has not made any commitments to any prospective portfolio companies.

Because the Company has not made any commitments to any prospective portfolio company, investors will not have an opportunity to carefully evaluate any of the portfolio companies that the Company may eventually invest in and such evaluation will be entirely dependent upon our management for selecting and negotiating with these portfolio companies. The Company cannot assure you that we will successfully negotiate a transaction with a portfolio company.

Portfolio companies may be more sensitive to economic recessions or downturns.

Many of the Company’s portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay loans or pay dividends during these periods. Therefore, the Company’s non-performing assets are likely to increase and the value of its portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of the Company’s loans and the value of its equity investments. Economic slowdowns or recessions could lead to financial losses in its portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could prevent the Company from increasing investments and harm its operating results.

A portfolio company’s failure to satisfy financial or operating covenants could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt or equity securities that the Company holds. The Company may need to incur additional expenses to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of the Company’s portfolio companies were to go bankrupt, even though the Company may have structured its interest as senior debt, depending on the facts and circumstances, including the extent to which the Company actually provided significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize the Company’s debt holding and subordinate all or a portion of our claim to that of other creditors.

Our investment decisions may present industry, sector and issuer risk.

The Company may, from time to time, invest a substantial portion of its assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. The Company cannot predict the industries or sectors in which its investment strategy may cause it to concentrate and cannot predict the level of its diversification among issuers, although over time the Company anticipates investing in a minimum of 15 to 20 issuers to ensure it satisfies diversification requirements for qualification as a regulated investment company for U.S. federal income tax purposes. Concentration of the Company’s assets in an industry or sector may present more risks than if it were broadly diversified over numerous industries and sectors of the economy. A downturn in an industry or sector in which the Company is concentrated would have a larger impact on us than on a company that does not concentrate in industry or sector. As a result of investing a greater portion of the Company’s assets in the securities of a smaller number of issuers, the Company would be classified as a non-diversified company under the 1940 Act. The Company may be more vulnerable to events affecting a single issuer or industry and therefore subject to greater volatility than a company whose investments are more broadly diversified. Accordingly, an investment in the Company may present greater risk than an investment in a diversified company. Furthermore, we have not made and do not intend to make any determination as to the allocation of assets among different classes of securities. Consequently, at any point in time the Company may be highly concentrated in a single type of asset and events which affect a particular asset class disproportionately could have an equally disproportionate effect on the Company.

There may be changes in laws or regulations governing portfolio companies.

The Company’s portfolio companies will be subject to regulation by laws at the local, state and federal level and, to the extent that we are successful in expanding our portfolio companies’ operations globally, the laws of foreign countries as well. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations, or any failure to comply with them by the Company’s portfolio companies, could have a material adverse affect on the Company’s business.

ITEM 3.	CONTROLS and PROCEDURES.

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Charles A. Fiscina, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Fiscina concluded that as of November 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.	EXHIBITS and REPORTS on FORM 8-K.

(a)	EXHIBITS. The following exhibits are filed as part of this report.

31	Certification of Chief Executive Officer, President and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, President and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K. None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: January 24, 2007

Imperiali Inc

By:	/s/ Charles A. Fiscina
Charles A. Fiscina, Chief Financial Officer