Form 10-Q/A
period 2006-11-30
IMPERIALI INC
filed 2007-03-02
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

Imperiali Inc.

-------------------------------------------------------------------

(Exact Name Registrant as Specified in Its Charter)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, of a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the exchange Act.

☐	Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On November 7, 2006 there were 25,757,486 shares outstanding of the registrant’s common stock, $.001 par value.

PART I.

Item 1. Financial Statements and Supplementary Data.

IMPERIALI, INC.

Balance Sheets

November 30, 2006 and August 31, 2006

ASSETS
	As of November 30,	As of August 31,
	2006	2006

Portfolio At value:
Private Finance
Companies more than 25% owned (cost: 2006 -$3,500,000)	$3,500,000	$3,500,000

Current assets:
Cash	$ 431,664	$ 609,541

Total current assets	$ 431,664	$ 609,541

Total assets	$ 3,931,664	$4,109,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Due to officer	$ -	$ -

Total current liabilities	$ -	-

Stockholders’ equity:

Common stock; $.001 par value; authorized-
500,000,000 shares; 25,757,486 and 25,358,486
shares issued and outstanding at November 30,
2006 and August 31, 2006 respectively	25,757	25,358
Additional paid in capital	15,520,242	15,255,605
Accumulated deficit	(11,171,422)	(11,171,422)
Net Income	(442,913)
Total shareholders’ equity	3,931,664	4,109,541

Total liabilities and shareholders’ equity	$3,931,664	$ 4,109,541

Net Asset Value per Common Share	$.15	$.16

See notes to financial statements

IMPERIALI, INC.

Statements of Operations

For the Three Months Ended November 30, 2006
Interest and Related Portfolio Income:
Interest and dividends	$ 4,806

Expenses:
General and administrative	(447,719)

Net Investment Income	$(442,913)

Net Realized Gains (losses)	-

Net Change in unrealized appreciation	-

Net increase in net assets resulting from operations (loss)	$(442,913)

Earnings (loss) per common share - basic	$ (.017)
Earnings (loss) per common share - basic	$ (.017)
Weighted average common shares outstand.- basic	25,557,986
Weighted average common shares outstand.- diluted	25,557,986

See notes to financial statements

IMPERIALI, INC.

Statements of Change in Net Assets

For the Three Months Ended November 30, 2006
Operations:
Net Investment Income	$(442,913)
Net Realized Gains (losses)	-
Net Change in unrealized appreciation	-

Shareholder Distributions:
Common Stock Dividends	-

Capital share transactions:
Sales of Common Stock	$265,036

Total Increase in Net Assets	$(177,877)
Net assets at beginning of period	$4,109,541
Net assets at end of period	$3,931,664
Net asset value per common share	$0.15
Common shares outstanding at the end of period	25,757,486

IMPERIALI, INC.

Statements of Investments

Private Finance Portfolio Company	Investment	Cost	Value
Imperiali, Org.	Common Stock	$3,500,000	$3,500,000

See notes to financial statements

IMPERIALI, INC.

Statements of Cash Flows

For the Three Months Ended November 30, 2006

Cash flows from operating activities:
Net income (loss)	$(442,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase (decrease) in:
Due to officer

Net cash used by operating activities	(442,913)

Cash flows from investing activities:
Net cash used in investing activities	--

Cash flows from financing activities:
Proceeds from common stock	265,036

Net cash provided by financing activities	265,036

Net increase in cash	(177,877)

Cash at beginning of year	609,541

Cash at end of quarter	$ 431,664

See notes to financial statements

Imperiali Inc.

Notes To Financial Statements (Unaudited)

1. Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION and ANALYSIS or PLAN of OPERATIONS.

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All forward-looking statements attributable to us are expressly qualified in their entirety by the forgoing cautionary statement.

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

Results of Operations

LAST QUARTER 2006 - During the quarter ended November 30, 2006, we incurred a net loss of $442,912.51

General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company.

Liquidity and Capital Resources

We had cash on hand of $431,663.87 at November 30, 2006 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $11,171,422.28. As of November 30, 2006 we had expenses totaling $ 447,718.51.

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

Nearly 64% of the Company’s Common Stock is owned directly by our officers and directors. Such ownership could block a change of control of the Company. In addition, Mr. Imperato’s friends and family own nearly an additional 4%.

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

Within 90 days of the filing of this Form 10-Q/A, an evaluation was carried out by Charles A. Fiscina, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q/A, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Fiscina concluded that as of November 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 2, 2007

Imperiali Inc

By:	/s/ Charles A. Fiscina
Charles A. Fiscina, Chief Financial Officer