Form 10-Q/A
period 2006-11-30
IMPERIALI INC
filed 2007-03-21
CIK 1359272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QA

Amendment No. 2

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

Imperiali Inc.

-------------------------------------------------------------------

(Exact Name Registrant as Specified in Its Charter)

Florida	65-0574887
------------------------------------------	-------------------------------------------------
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

777 South Flagler Drive, Suite 800W

West Palm Beach, Florida 33401

-------------------------------------------------------

(Address of Principal Executive Offices)

(561)805-9494

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

 See notes to financial statements

PART I.

Item 1.      Financial Statements and Supplementary Data.

IMPERIALI, INC.

Balance Sheets

November 30, 2006 and August 31, 2006

ASSETS

	As of November 30, 2006	As of August 31, 2006

Portfolio At value:
Private Finance
Companies more than 25% owned (cost: 2006 -$3,500,000;2005 -$3,500,000)	$3,500,000	$3,500,000

Current assets:
Cash	$ 431,664	$ 609,541

Total current assets	$ 431,664	$ 609,541

Total assets	$ 3,931,664	$4,109,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Due to officer	$-	$-

Total current liabilities	$-	-

Stockholders’ equity:

Common stock; $.001 par value; authorized-
500,000,000 shares; 25,757,486 and 25,358,486
shares issued and outstanding at November 30,
2006 and August 31, 2006 respectively	25,757	25,358
Additional paid in capital	15,520,242	15,255,605
Accumulated deficit	(11,171,422)	(11,171,422)
Undistributed Earnings	(442,913)
Total shareholders’ equity	3,931,664	4,109,541

Total liabilities and shareholders’ equity	$3,931,664	$4,109,541

Net Asset Value per Common Share	$.15	$.16

See notes to financial statements

IMPERIALI, INC.

Statements of Operations

	For the Three Months Ended November 30, 2006	For the Three Months Ended November 30, 2005
Interest and Related Portfolio Income:
Interest and dividends	$4,806	$0

Expenses:
Employees and Consultants	377,300	0
General and administrative	70,419	0
Total Expenses	$447,719	0

Net investment income before income taxes	$(442,913)	$0
Income tax expense	0	0
Net investment income	$(442,913)	$0

Net Realized Gains (losses)	-	-

Net Change in unrealized appreciation	-	-

Net increase in net assets resulting from operations (loss)	$(442,913)	$0

Earnings (loss) per common share - basic	$(.017)	$0
Earnings (loss) per common share - diluted	$(.017)	$0
Weighted average common shares outstand.- basic	25,557,986	18,003,586
Weighted average common shares outstand.- diluted	25,557,986	18,003,586

See notes to financial statements

IMPERIALI, INC.

Statements of Change in Net Assets

	For the Three Months Ended November 30, 2006	For the Three Months Ended November 30, 2005
Operations:
Net Investment Income	$(442,913)	$0
Net Realized Gains (losses)	-	-
Net Change in unrealized appreciation	-	-

Shareholder Distributions:
Common Stock Dividends	-	-

Capital share transactions:
Sales of Common Stock	$265,036	$15,200

Total Increase in Net Assets	$(177,877)	$15,200
Net assets at beginning of period	$4,109,541	$0
Net assets at end of period	$3,931,664	$15,200
Net asset value per common share	$0.15	$0.00
Common shares outstanding at the end of period	25,757,486	18,003,486

IMPERIALI, INC.

Statements of Investments

Private Finance Portfolio Company	Investment	Cost	Value
I1Search	Common Stock	$2,000,000	$2,000,000
I1Connect	Common Stock	$1,500,000	$1,500,000

See notes to financial statements

IMPERIALI, INC.

Statements of Cash Flows

	For the Three Months Ended November 30, 2006	For the Three Months Ended November 30, 2005

Cash flows from operating activities:
Net income (loss)	$(442,913)	$0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase (decrease) in:
Due to officer

Net cash used by operating activities	(442,913)	$0

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from common stock	265,036	15,200

Net cash provided by financing activities	265,036	15,200

Net increase in cash	(177,877)	15,200

Cash at beginning of year	609,541	0

Cash at end of quarter	$431,664	$15,200

See notes to financial statements

Imperiali Inc.

Notes To Financial Statements (Unaudited)

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

Note 1. Organization:	General Development of the Business

We were incorporated in Florida on September 27, 1994 by Daniel J. Imperato under the name Automated Energy Security Inc.

From September 1994 through March 1999, the Company provided energy management services and intelligent security for residential dwellings, commercial buildings and government facilities. In 1994, the Company purchased all of the patented technology, software and patents pending on the Wide Area Energy Savings System known as “TESS” (Total Energy Security System) from Associated Data Consultants, Inc. In 1998, after Bell Atlantic (one of our strategic partners) withdrew from the development of TESS and engaged in litigation with Associated Data, the Company abandoned our business operations related to TESS.

In March 1999, we changed our name to New Millennium Development Group, Inc. and our business operations to media and telecommunications, focusing on connectivity solutions, storage, fiber optic cable systems, security and the international long distance market. Our plan was to spearhead a sub sea fiber optic cable system connecting 70 countries around the globe. In furtherance of the plan the Company entered into Memoranda of Understanding with 30 countries, completed landing party site and ocean surveys, arranged long-term financing and selected vendors and subcontractors for fiber optic cable and equipment. During the process, however, the price of cable systems skyrocketed, forcing us to reconsider our business plans and projections. The Company retained the services of an independent consultant who concluded that not only would increasing cable prices decrease long-term gains, the rapid development of the internet and Intellectual Property systems would render obsolete the market for fiber optic cable. Accordingly, in mid 2001 we shifted our focus away from fiber optic cable systems and concentrated on Voice over Internet Protocol (VOIP) and related services including high-speed wireless standard ISP and broadband services; international calling cards; video conferencing and related IP products.

Failed corporate history, management infighting, the tragedy of September 11, 2001 and the general economic downturn especially related to technology, led us to cease business operations in mid-2002 until mid-2005. However, during this time, Mr. Imperato, the Company’s Chairman, at the time, and majority shareholder, worked to maintain management relationships with previous businesses, associates and professionals for the eventual resurrection of business operations.

In November 2005, we changed our name to Imperiali, Inc. and commenced operations as an investment company. To date, the activities of our principals have largely been limited to organizational matters and fund raising. We have commenced the private placement of up to 10 million of the Company’s common shares in an offering (the “Offering”) exempt from the registration requirements of the Securities Act of 1933

Imperiali Inc.

Notes To Financial Statements (Unaudited)

(“1933 Act”) pursuant to Section 4(2) thereof and Regulation D (“Regulation D”) thereunder. At August 31, 2006, the Company’s total assets were $4,104,541 and its net asset value per share (“NAV”) was $0.16. Upon the closing of the Offering, the Company’s common shares will be owned by numerous persons that are both “accredited investors,” as that term is defined in Regulation D, and “qualified clients” within the meaning of the Investment Advisers Act of 1940 (the “1940 Act”),

Note 2. Summary of Significant Accounting Policies:

Background

Imperiali, Inc. (the Company) was formed in Florida on September 27, 1994 as Automated Energy Security, Inc. On March 22, 1999 the Company’s name was changed to New Millennium Development Group, Inc. On August 24, 2004 the Company’s name was changed to Hercules Global Interests, Inc.

The Company has been dormant since 2002 and was started up again in the fall of 2005 by Christ Investment Group, LLC, the Company’s business manager and a related company, which is controlled by the Company’s major shareholder Mr. Daniel Imperato. On November 18, 2005 the name of the company was changed to Imperiali, Inc.

Nature of Business

Imperiali, Inc. is a team of global expansion and business development experts that are strategically positioned around the globe to identify emerging companies that wish to align with strategic partners to grow their businesses, and raise capital for business development and telecommunications infrastructure.

Imperiali revenues will come from sales of products and services rendered to telecommunications companies worldwide. Infrastructure, equipment and consulting services will be supplied on a contract basis.

Inventory

Inventories are stated at lower of cost or market, with cost generally determined on a first-in, first-out basis. Currently the Company carries no inventory.

Depreciation

Depreciation is calculated using straight-line methods over the estimated useful life of the equipment, furniture and fixtures.

Income Taxes

The Company is recognized as a corporation under the Internal Revenue Code. As such, the corporation must report income and expenses properly on their tax return and pay all the related income taxes. As of August 31, 2006 the Company has an approximately $7,200,000 net operating loss carryover which can be used against future income through 2018. No provisions for income taxes are provided in these financial statements since the Company was dormant for the years ending August 31, 2006 and 2005.

Concentration of Credit Risk

The Company maintains cash accounts in commercial banks. Total cash deposits are secured by the Federal Deposit Insurance Corporation (FDIC) up to a limit of $100,000 per company. At August 31, 2006, the Company’s cash balances exceeded insured amounts by approximately $510,000.

Imperiali Inc.

Notes To Financial Statements (Unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Organization considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error - an amendment of APB Opinion No. 29.” This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior period’s financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.

In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Company does not expect application of SFAS No. 155 to have a material affect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement is effective as of the beginning of its first fiscal year that begins after November 15, 2007. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP),

Imperiali Inc.

Notes To Financial Statements (Unaudited)

and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

The Company does not expect application of SFAS No. 157 to have a material affect on its financial statements.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement amends FASB Statements No. 87, 88, 106, and 132(R). This Statement is effective as of the beginning of its first fiscal year that begins after December 15, 2006, but before June 16, 2007. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Company does not expect application of SFAS No. 158 to have a material affect on its financial statements.

3. Investments:

Investments are carried at Fair Market Value.

Valuation Policies

Valuation of Portfolio Investments

As a Business Development Company, our business plan calls for us to invest primarily in illiquid securities issued by private companies (“Private Investments”) (we are required to invest at least an aggregate of 70% of our assets Private Investments and in companies listed on the OTCBB). Private Investments are generally subject to restrictions on resale and generally have no established trading market. The Company values our Private Investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. That policy calls for the determination of fair value at “the amount for which an investment could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.” Our valuation policy may require subjective judgments. Our determination of fair value may possibly differ materially from the value realized on an actual sale. Our valuation policy is intended to provide a consistent basis for establishing the fair value of the portfolio. The Company will record unrealized depreciation on investments when we believe that an asset has been impaired and full collection for the loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if we have a clear indication that the underlying portfolio company appreciates and, therefore, our security has appreciated. Under this valuation policy, the Company sets valuations based on policies consistent with Section 2(a) of the 1940 Act. The value of investments in public securities is determined using quoted market prices discounted for restrictions on resale.

Equity Securities

Equity interests in portfolio companies for which there is no liquid public market are valued based on the enterprise value of the portfolio company, which is determined using accepted accounting factors, including net cash flow from operations of the portfolio company, and other pertinent factors such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority control positions.

Imperiali Inc.

Notes To Financial Statements (Unaudited)

The value of our equity interests in public companies for which market quotations are readily available is based upon the closing public market price for the last day up to and including the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

Dividend income, if any, is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity, securities on the record date for private companies or on the ex-dividend date for publicly traded companies.

Loans and Debt Securities

It is our loan policy to only invest in secured and properly collateralized loans.

For loans and debt securities, to the extent that the Company invests in them, fair value generally approximates cost unless the borrower’s condition or external factors lead to a determination of fair value at a lower amount. When the Company receives nominal cost warrants or free equity securities (“nominal cost equity”), we allocate our cost basis in our investment between the debt securities and the nominal cost equity at the time of origination. At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method.

The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date. Prepayment premiums are recorded on loans when received.

Portfolio Valuation Process

Our methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market-changing events that affect valuation. Because of the type of investments that the Company makes and the nature of our business, this valuation process requires an analysis of various factors consistent with the provisions of section (2) of the 1940 Act.

Our process for determining the fair value for a private finance investment is applied consistently across our portfolio. The process is as follows.

•

First, the Company determines the portfolio company’s enterprise value as if the Company were to sell it in a “current sale.” In our valuation process, the Company uses the AICPA’s definition of “current sale,” which means an “orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.”

•	The Company then evaluates the amount of our debt and the position of our debt in the portfolio company’s capital structure.

Imperiali Inc.

Notes To Financial Statements (Unaudited)

•

If the enterprise value of the portfolio company is in excess of the amount of our last dollar of investment capital given our priority in the capital structure, the fair value of our investment will be considered to be our cost or perhaps, given the structure of our particular security, greater than cost if we are to share in equity appreciation.

•

If the enterprise value of the portfolio company is less than our last dollar of investment capital in the capital structure, then our investment has declined in value and the Company needs to reduce the fair value of our investment and incur a charge to our earnings by recognizing unrealized depreciation.

Determining the enterprise value of a portfolio company, as if that portfolio company were to be sold in a “current sale,” is a very complex process, where we must analyze the historical and projected financial results of the portfolio company and analyze the public trading market and private merger and acquisition market to determine appropriate purchase price multiples. In addition, a reasonable discount to the value of our securities must also be reflected when the Company may have restrictions such as vesting periods for warrants or other factors. We also take into account the collectibility of non-cash interest to determine if the Company will continue to accrue such interest.

Specific Considerations

The valuation of illiquid private securities is inherently subjective, and as a result, the Company intends to exercise good judgment in our valuation process. Specifically, we will exercise care to assure that the Company has considered the position of the portfolio company today and the position of our security today given the data we have available. We will also exercise care to assure that the process is not too mechanical; however, there are some specific considerations to be addressed in our valuation process. The ultimate goal is a reasonable estimate of fair value determined in good faith.

Typically, in the private equity business, companies are bought and sold based upon multiples of EBITDA, cash flow, revenues and in limited instances book value. In determining a multiple to use for valuation purposes, we will look to private M&A statistics, reported public trading multiples and industry practices. In determining the right multiple, we intend to consider not only the fact that our portfolio company may be private relative to a peer group, but also the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, when a portfolio company is at EBITDA breakeven or slightly below but has excellent future prospects, we believe the best valuation methodology may be a discounted cash flow analysis based upon future projections. If a portfolio company is distressed, we believe a liquidation analysis may provide the best indication of enterprise value.

Discounts on common equity securities.

When determining the value of common equity securities or warrants to purchase such securities, we intend to consider what type of discount to apply to the value of the security if the Company is in a minority position, has restrictions on resale, has specific concerns about the receptivity of the M&A market to a specific portfolio company at a certain time and other factors. Generally, we find that the Company should apply larger discounts when we are new to an investment, and therefore, we have not yet developed an exit strategy. As an investment in the portfolio matures, we intend to consider whether or not the Company should begin to reduce discounts, especially if we are generally aware that either we or a controlling shareholder group has begun to develop an exit strategy.

Imperiali Inc.

Notes To Financial Statements (Unaudited)

When we have begun to develop an exit strategy of the Company is the controlling shareholder, the discount imposed should generally be less than in the case of a minority position. We may still contemplate the need to discount for the current state of the M&A market or restrictions imposed on us due to our relationship with management of the portfolio company or other capital providers.

3. Portfolio -

i1search – Search Engine and Internet Portal - (i1search.com)

i1search.com utilizes the vast telecommunications capabilities of the Imperiali Organization to provide a global search engine that is unparalleled in features and content. The search engine will first look to strategically partner with local search engines around the world, to provide i1search users with localized results, and global capability. i1search.com will also be linked to the Imperiali Organization portal, to allow its users easy access to business information, and the power to crawl the web for specialized information.

i1connect – Online Media and Public Relations - (i1connect.com)

i1connect.com allows companies to connect to media in their community, state, country, and around the globe. With global media relations, spanning six continents, and over 50 countries, i1connect facilitates ‘going global’ for many companies by establishing international presence through targeted media coverage and public relations in domestic and foreign markets around the globe. In addition, i1connect can help with investor relations and email marketing. Through its diverse email list server, which features personal contacts, consumers, global media, and venture capitalists.

Note 4. Debt – As of November 30, 2006 the company has no debt.

Note 5: Guaranteed Commitments: The Company leases approximately 688 square feet of space at 777 S Flagler Drive, Suite 800W, West Palm Beach, Florida USA 33401. The office space is used for sales, administrative offices, and customer support.

Note 5. Employee Compensation Plans – The Company has no Defined Benefit or Defined Contribution Pension Plans.

Note 6. Stock Option Plans – The Company has no Stock Option Plans.

Note 7. Financial Highlights -

Results of Operations

LAST QUARTER 2006 - During the quarter ended November 30, 2006, we incurred a net loss of $442,912.51

General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company.

Imperiali Inc.

Notes To Financial Statements (Unaudited)

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

Note 8 Hedging Activities: The Company did not engage in Hedging Activity.

Note 9 Litigation: The Company has no lawsuits pending.

ITEM 2.	MANAGEMENT’S DISCUSSION and ANALYSIS or PLAN of OPERATIONS.

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All forward-looking statements attributable to us are expressly qualified in their entirety by the forgoing cautionary statement.

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

Investments in micro-cap companies and growth stage companies offer the opportunity for significant gains. However, each investment involves a high degree of business and financial risk that can result in substantial losses, including:

•

These companies may have limited financial resources and may be unable to meet their obligations under their securities that the Company holds, which may be accompanied by deterioration in the value of any collateral.

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

A large percentage of the Company’s portfolio investments will be in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. The Company will value these securities at least quarterly at fair value as determined in good faith by the Board of Directors, possibly with the assistance of an independent valuation firm. However, because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, the Company’s determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult f or investors to accurately value the Company’s portfolio investments and could lead to under-valuation or over-valuation of its common shares.

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

.

ITEM 3.	CONTROLS and PROCEDURES.

Within 90 days of the filing of this Form 10-Q, an evaluation was carried out by Charles A. Fiscina, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Fiscina concluded that as of November 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:   March 21 , 2007

Imperiali Inc
By	/s/ Charles A. Fiscina
Charles A. Fiscina, Chief Financial Officer