Form 10-Q
period 2007-02-28
IMPERIALI INC
filed 2007-04-16
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

Imperiali Inc.
-------------------------------------------------------------------
(Exact Name Registrant as Specified in Its Charter)

Florida	65-0574887
-------------------------------------------------	-------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 South Flagler Drive, Suite 800W
West Palm Beach, Florida 33401
-------------------------------------------------------
(Address of Principal Executive Offices)

(561)805-9494
---------------------------------------------------------------------
(Issuer’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, of a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the exchange Act.
[  ] Large Accelerated Filer [  ] Accelerated Filer [X] Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

On February 7, 2007 there were 25,879,986 shares outstanding of the registrant’s common stock, $.001 par value.

PART I.

Item 1. Financial Statements and Supplementary Data.

IMPERIALI, INC.
Balance Sheets
February 28, 2007 and August 31, 2006

ASSETS
	As of February 28,	As of August 31,
	2007	2006

Portfolio At value:
Private Finance
Companies more than 25% owned (cost: 2006 -$3,500,000)	$3,500,000

Current assets:
Cash	$247,108	$609,541

Total current assets	$247,108	$609,541

Total assets	$3,747,108	$609,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other liabilities	$26,996	$-

Total current liabilities	$26,996	-

Stockholders’ equity:

Common stock; $.001 par value; authorized-
500,000,000 shares; 25,879,986 and 20,358,486
shares issued and outstanding at February 28,
2007 and August 31, 2006 respectively	25,880	20,358
Additional paid in capital	15,746,119	11,760,605
Accumulated deficit	(11,171,422)	(11,171,422)
Undistributed Earnings	(880,465)
Total shareholders’ equity	3,720,112	609,541

Total liabilities and shareholders’ equity	$3,747,108	$609,541

Net Asset Value per Common Share	$.14	$.03

See notes to financial statements

IMPERIALI, INC.
Statements of Operations

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2007	2006	2007	2006
Interest and Related Portfolio Income:
Interest and dividends	$699	$0	$5,505	$0

Expenses:
General and administrative	(438,251)	(277,923)	(885,970)	(277,923)

Net investment income before income taxes	$(437,552)	$(277,923)	(880,465)	$(277,923)
Income tax expense	0	0	0	0
Net investment income	$(437,552)	$(277,923)	$(880,465)	$(277,923)

Net Realized Gains (losses)	-	-	-	-

Net Change in unrealized appreciation	-	-	-	-

Net increase in net assets resulting from operations (loss)	$(437,552)	$(277,923)	$(880,465)	$(277,923)

Earnings (loss) per common share - basic	$(.017)	$(.015)	$(.034)	$(.015)
Earnings (loss) per common share - diluted	$(.017)	$(.015)	$(.034)	$(.015)
Weighted average common shares outstand.- basic	25,809,569	18,294,686	25,683,778	18,149,136
Weighted average common shares outstand.- diluted	25,809,569	18,294,686	25,683,778	18,149,136

See notes to financial statements

IMPERIALI, INC.
Statements of Change in Net Assets

	For the Six Months Ended February 28, 2007	For the Six Months Ended February 28, 2006
Operations:
Net Investment Income	$(880,465)	$(277,923)
Net Realized Gains (losses)	-	-
Net Change in unrealized appreciation	-	-

Shareholder Distributions:
Common Stock Dividends	-	-

Capital share transactions:
Sales of Common Stock	$491,036	$549,396
Common stock issued for investments	3,500,000
Total Increase in Net Assets	$3,110,571	$271,473
Net assets at beginning of period	$609,541	$0
Net assets at end of period	$3,720,112	$271,473
Net asset value per common share	$0.14	$0.01
Common shares outstanding at the end of period	25,879,986	19,177,000

See notes to financial statements

IMPERIALI, INC.
Statements of Investments
Private Finance Portfolio Company	Investment	Cost	Value
I1Search	Common Stock	$2,000,000	$2,000,000
I1Connect	Common Stock	$1,500,000	$1,500,000

See notes to financial statements

IMPERIALI, INC.
Statements of Cash Flows

	For the Six Months Ended February 28, 2007	For the Six Months Ended February 28, 2006

Cash flows from operating activities:
Net income (loss)	$(880,465)	$(277,923)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	26,996	(12,591)
Increase (decrease) in:
Due to officer

Net cash used by operating activities	(853,469)	$(290,514)

Cash flows from investing activities:
Net cash used in investing activities	-

Cash flows from financing activities:
Proceeds from common stock	491,036	549,700

Net cash provided by financing activities	491,036	549,700

Net increase in cash	(362,433)	259,186

Cash at beginning of period	609,541	0

Cash at end of period	$247,108	$259,186

See notes to financial statements

Imperiali Inc.
Notes To Financial Statements (Unaudited)

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

Note 1. Organiztion:  General Development of the Business

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

In November 2005, we changed our name to Imperiali, Inc. and commenced operations as an investment company. To date, the activities of our principals have largely been limited to organizational matters and fund raising. We have commenced the private placement of up to 10 million of the Company's common shares in an offering (the "Offering") exempt from the registration requirements of the Securities Act of 1933 ("1933 Act") pursuant to Section 4(2) thereof and Regulation D ("Regulation D") thereunder. At August 31, 2006, the Company’s total assets were $4,104,541 and its net asset value per share (“NAV”) was $0.16. Upon the closing of the Offering, the Company's common shares will be owned by numerous persons that are both "accredited investors," as that term is defined in Regulation D, and "qualified clients" within the meaning of the Investment Advisers Act of 1940 (the "1940 Act"),

Imperiali Inc.
Notes To Financial Statements (Unaudited)

Note 2. Summary of Significant Accounting Policies:

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

Imperiali Inc.
Notes To Financial Statements (Unaudited)

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

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior period’s financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement is effective as of the beginning of its first fiscal year that begins after November 15, 2007. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Imperiali Inc.
Notes To Financial Statements (Unaudited)

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

Imperiali Inc.
Notes To Financial Statements (Unaudited)

3. Portfolio -

i1search - Search Engine and Internet Portal - (i1search.com)

i1search.com utilizes the vast telecommunications capabilities of the Imperiali Organization to provide a global search engine that is unparalleled in features and content. The search engine will first look to strategically partner with local search engines around the world, to provide i1search users with localized results, and global capability. i1search.com will also be linked to the Imperiali Organization portal, to allow its users easy access to business information, and the power to crawl the web for specialized information.

i1connect - Online Media and Public Relations - (i1connect.com)

i1connect.com allows companies to connect to media in their community, state, country, and around the globe. With global media relations, spanning six continents, and over 50 countries, i1connect facilitates ‘going global’ for many companies by establishing international presence through targeted media coverage and public relations in domestic and foreign markets around the globe. In addition, i1connect can help with investor relations and email marketing. Through its diverse email list server, which features personal contacts, consumers, global media, and venture capitalists.

Note 4. Debt - As of February 28, 2007 the company has no debt.

Note 5: Guaranteed Commitments: The Company leases approximately 688 square feet of space at 777 S Flagler Drive, Suite 800W, West Palm Beach, Florida USA 33401. The office space is used for sales, administrative offices, and customer support.

Note 5. Employee Compensation Plans - The Company has no Defined Benefit or Defined Contribution PensionPlans.

Note 6. Stock Option Plans - The Company has no Stock Option Plans.

Imperiali Inc.
Notes To Financial Statements (Unaudited)

Note 7. Financial Highlights -

	Six Months
	Ended	Year Ended
	Feb.28,	Aug. 31,
	2007	2006

Per share information

Net asset value, beginning of period	0.03	0.00

Net investment income (loss) (1)	(0.02)	(0.05)
Net realized and unrealized gain (loss) (1)

Net increase (decrease) in net assets
resulting from operations (1)	(0.02)	(0.05)
Issuance of common stock, warrants
and other new equity (1)	0.14	0.08

Net asset (deficit) value, end of period	0.15	0.03

Per share market value, end of period (2)	N/A	N/A

Total Return Based Upon Net Asset Value	-67%	NC

Ratios and Supplemental Data
Net assets, end of period	3,720,112	609,541
Common shares outstanding at end of period	25,879,986	20,358,486

Diluted weighted average number of shares
outstanding during the year	25,557,986	19,177,000

Ratio of expenses to average net assets (3)	17%	334%
Ratio of net increase (decrease) in net assets from
operations to average net assets (3)	-16%	-331%

Average Debt Outstanding
Average Debt per Share

(1) Calculated based on diluted weighted average number of shares outstanding during the year.

(2) Not applicable - prior to public trading of shares
(3) Annualized for interim period

Imperiali Inc.
Notes To Financial Statements (Unaudited)

LAST QUARTER 2007 - During the quarter ended February 28, 2007, we incurred a net loss of $437,552
General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company.

Liquidity and Capital Resources

We had cash on hand of $247,108 at February 28, 2007 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $11,171,422.28. For the six months ended February 28, 2007 we had expenses totaling $ 885,970.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a reporting company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally operational accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $2,500,000 in the fiscal year ending August 31, 2007. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

Note 8 Hedging Activities: The Company did not engage in Hedging Activity.

Note 9 Litigation: The Company has no lawsuits pending.

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS or PLAN of OPERATIONS.

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All forward-looking statements attributable to us are expressly qualified in their entirety by the forgoing cautionary statement.

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
We are regulated as a business development company under the 1940 Act. As a business development company, we intend to focus primarily on micro-cap companies with sales of $25-$50 million and a strong domestic presence, with a key product or service that is globally marketable.  Micro-cap companies (market capitalization below $50 million) are more likely than larger companies to focus on innovative products and services. Due to the high cost of competition on a global scale, these micro-caps are losing market share. They may not have the advertising dollars to compete, may lack access to long-term debt financing for expansion and manufacturing and, more generally, they lack the experience and contacts to access new global markets.

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

Results of Operations

LAST QUARTER 2007 - During the quarter ended February 28, 2007, we incurred a net loss of $437,552
General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company.

Liquidity and Capital Resources

We had cash on hand of $247,108 at February 28, 2007 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $11,171,422.28. For the six months ended February 28, 2007 we had expenses totaling $ 885,970.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a reporting company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally operational accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $2,500,000 in the fiscal year ending August 31, 2007. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Competition could hurt our business.

Many entities, including public and private funds, commercial and investment banks, commercial financing companies, business development companies and insurance companies will compete with the Company to make the types of investments that it plans to make in micro-cap companies. Many of these competitors are substantially larger, have considerably greater financial, technical and marketing resources than the Company will have and offer a wider array of financial services. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to the Company. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. Many competitors are not subject to the regulatory restrictions that the 1940 Act will impose on the Company as a business development company or the restrictions that the Code will impose on the Company as a regulated investment company. Some competitors may make loans with interest rates that are lower than the rates the Company wishes to offer. The competitive pressures the Company faces may have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time, and can offer no assurance that it will be able to identify and make investments that are consistent with our investment objective. We have not finally determined any potential investments for the Company's portfolio, although the Company's competitors are likely to have identified and begun to pursue potential investments in which the Company may be interested.

Voting control is centralized in our Board of Directors and Officers.

Nearly 64% of the Company’s Common Stock is owned directly by our officers and directors. Such ownership could block a change of control of the Company. In addition, Mr. Imperato’s friends and family own nearly an additional 4%.

We are dependent on a key person.

Daniel J. Imperato has principally conducted the development stage activities of the Company. Although he is not an employee of the Company, the loss of his services as an advisor could negatively affect the Company. The Company has purchased “key man” life insurance on the life of Mr. Imperato.

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

The Company may borrow money or issue debt securities to leverage its capital structure. If the Company does so:

•
The Company's common shares will be exposed to incremental risk of loss. In these circumstances, a decrease in the value of the Company's investments would have a greater negative impact on the value of its common shares than if it did not use leverage.

•	Adverse changes in interest rates could reduce or eliminate the incremental income the Company expects to make with the proceeds of any leverage.

•
The Company's ability to pay dividends on its common shares will be restricted if its asset coverage ratio is not at least 200% and any amounts used to service indebtedness would not be available for such dividends.

•	It is likely that such securities will be governed by an indenture or other instrument containing covenants restricting the Company's operating flexibility.

•	The Company, and indirectly its shareholders, will bear the cost of issuing and paying interest on such securities.

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

To maintain its qualification as a regulated investment company under the Code, which is required in order for the Company to distribute its income without tax at the Company level, the Company must meet certain income source, asset diversification and annual distribution requirements. Satisfying these requirements may require the Company to take actions it would not otherwise take, such as selling investments at unattractive prices to satisfy diversification, distribution or source of income requirements. In addition, while the Company is authorized to borrow funds in order to make distributions, under the 1940 Act it is not permitted to make distributions to shareholders while its debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. If the Company fails to qualify as a regulated investment company for any reason and becomes or remains subject to corporate income tax, the resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution and the amount of its distributions. Such a failure would have a material adverse effect on the Company and its shareholders.

For U.S. federal income tax purposes, the Company will include in income certain amounts that it has not yet received in cash, such as original issue discount, which may arise if the Company invests in zero coupon securities, deferred interest securities or certain other securities, or if the Company receives warrants in connection with the making of a loan or possibly in other circumstances. Such original issue discount, which could but is not expected to be significant relative to the Company's overall investment activities, generally will be included in income before the Company receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that the Company will not receive in cash.

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

•
They typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns.

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

A large percentage of the Company's portfolio investments will be in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. The Company will value these securities at least quarterly at fair value as determined in good faith by the Board of Directors, possibly with the assistance of an independent valuation firm. However, because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, the Company's determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for investors to accurately value the Company's portfolio investments and could lead to under-valuation or over-valuation of its common shares.

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

Many of the Company's portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay loans or pay dividends during these periods. Therefore, the Company's non-performing assets are likely to increase and the value of its portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of the Company's loans and the value of its equity investments. Economic slowdowns or recessions could lead to financial losses in its portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could prevent the Company from increasing investments and harm its operating results.

A portfolio company's failure to satisfy financial or operating covenants could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company's ability to meet its obligations under the debt or equity securities that the Company holds. The Company may need to incur additional expenses to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of the Company's portfolio companies were to go bankrupt, even though the Company may have structured its interest as senior debt, depending on the facts and circumstances, including the extent to which the Company actually provided significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize the Company's debt holding and subordinate all or a portion of our claim to that of other creditors.

Our investment decisions may present industry, sector and issuer risk.

The Company may, from time to time, invest a substantial portion of its assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. The Company cannot predict the industries or sectors in which its investment strategy may cause it to concentrate and cannot predict the level of its diversification among issuers, although over time the Company anticipates investing in a minimum of 15 to 20 issuers to ensure it satisfies diversification requirements for qualification as a regulated investment company for U.S. federal income tax purposes. Concentration of the Company's assets in an industry or sector may present more risks than if it were broadly diversified over numerous industries and sectors of the economy. A downturn in an industry or sector in which the Company is concentrated would have a larger impact on us than on a company that does not concentrate in industry or sector. As a result of investing a greater portion of the Company's assets in the securities of a smaller number of issuers, the Company would be classified as a non-diversified company under the 1940 Act. The Company may be more vulnerable to events affecting a single issuer or industry and therefore subject to greater volatility than a company whose investments are more broadly diversified. Accordingly, an investment in the Company may present greater risk than an investment in a diversified company. Furthermore, we have not made and do not intend to make any determination as to the allocation of assets among different classes of securities. Consequently, at any point in time the Company may be highly concentrated in a single type of asset and events which affect a particular asset class disproportionately could have an equally disproportionate effect on the Company.

There may be changes in laws or regulations governing portfolio companies.

The Company's portfolio companies will be subject to regulation by laws at the local, state and federal level and, to the extent that we are successful in expanding our portfolio companies’ operations globally, the laws of foreign countries as well. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations, or any failure to comply with them by the Company's portfolio companies, could have a material adverse affect on the Company's business.

ITEM 3. CONTROLS and PROCEDURES.

Within 90 days of the filing of this Form 10-Q, an evaluation was carried out by Charles A. Fiscina, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Fiscina concluded that as of February 28, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

DATE: March 24, 2007

Imperiali Inc

/s/ Charles A. Fiscina
By ______________________________________
 Charles A. Fiscina, Chief Financial Officer