Form 10-Q/A
period 2006-11-30
IMPERIALI INC
filed 2007-04-17
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA
AMENDMENT NO. 3

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

IMPERIALI, INC.
Balance Sheets
November 30, 2006 and August 31, 2006

ASSETS
	As of November 30,	As of August 31,
	2006	2006

Portfolio At value:
Private Finance
Companies more than 25% owned (cost: 2006 -$3,500,000)	$3,500,000

Current assets:
Cash	$431,664	$609,541

Total current assets	$431,664	$609,541

Total assets	$3,931,664	$609,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Due to officer	$-	$-

Total current liabilities	$-	-

Stockholders’ equity:

Common stock; $.001 par value; authorized-
500,000,000 shares; 25,757,486 and 20,358,486
shares issued and outstanding at November 30,
2006 and August 31, 2006 respectively	25,757	20,358
Additional paid in capital	15,520,242	11,760,605
Accumulated deficit	(11,171,422)	(11,171,422)
Undistributed Earnings	(442,913)
Total shareholders’ equity	3,931,664	609,541

Total liabilities and shareholders’ equity	$3,931,664	$609,541

Net Asset Value per Common Share	$.15	$.03

See notes to financial statements

IMPERIALI, INC.
Statements of Operations

	For the Three Months Ended November 30, 2006	For the Three Months Ended November 30, 2005
Interest and Related Portfolio Income:
Interest and dividends	$4,806	$0

Expenses:
Employees and Consultants	377,300	0
General and administrative	70,419	0
Total Expenses	$447,719	0

Net investment income before income taxes	$(442,913)	$0
Income tax expense	0	0
Net investment income	$(442,913)	$0

Net Realized Gains (losses)	-	-

Net Change in unrealized appreciation	-	-

Net increase in net assets resulting from operations (loss)	$(442,913)	$0

Earnings (loss) per common share - basic	$(.017)	$0
Earnings (loss) per common share - diluted	$(.017)	$0
Weighted average common shares outstand.- basic	25,557,986	18,003,586
Weighted average common shares outstand.- diluted	25,557,986	18,003,586

See notes to financial statements

IMPERIALI, INC.
Statements of Change in Net Assets

	For the Three Months Ended November 30, 2006	For the Three Months Ended November 30, 2005
Operations:
Net Investment Income	$(442,913)	$0
Net Realized Gains (losses)	-	-
Net Change in unrealized appreciation	-	-

Shareholder Distributions:
Common Stock Dividends	-	-

Capital share transactions:
Sales of Common Stock	$265,036	$15,200
Common stock issued for investments	3,500,000
Total Increase in Net Assets	$3,322,123	$15,200
Net assets at beginning of period	$609,541	$0
Net assets at end of period	$3,931,664	$15,200
Net asset value per common share	$0.15	$0.00
Common shares outstanding at the end of period	25,757,486	18,003,486

IMPERIALI, INC.
Statements of Investments
Private Finance Portfolio Company	Investment	Cost	Value
I1Search	Common Stock	$2,000,000	$2,000,000
I1Connect	Common Stock	$1,500,000	$1,500,000

See notes to financial statements

IMPERIALI, INC.
Statements of Cash Flows

	For the Three Months Ended November 30, 2006	For the Three Months Ended November 30, 2005

Cash flows from operating activities:
Net income (loss)	$(442,913)	$0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase (decrease) in:
Due to officer

Net cash used by operating activities	(442,913)	$0

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from common stock	265,036	15,200

Net cash provided by financing activities	265,036	15,200

Net increase in cash	(177,877)	15,200

Cash at beginning of year	609,541	0

Cash at end of quarter	$431,664	$15,200

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

Note 4. Debt - As of November 30, 2006 the company has no debt.

Note 5: Guaranteed Commitments: The Company leases approximately 688 square feet of space at 777 S Flagler Drive, Suite 800W, West Palm Beach, Florida USA 33401. The office space is used for sales, administrative offices, and customer support.

Note 5. Employee Compensation Plans - The Company has no Defined Benefit or Defined Contribution PensionPlans.

Note 6. Stock Option Plans - The Company has no Stock Option Plans.

Note 7. Financial Highlights -

	Three Months
	Ended	Year Ended
	Nov. 30,	Aug. 31,
	2006	2006
Per share information

Net asset value, beginning of period	0.03	0.00

Net investment income (loss) (1)	(0.02)	(0.05)
Net realized and unrealized gain (loss) (1)

Net increase (decrease) in net assets
resulting from operations (1)	(0.02)	(0.05)
Issuance of common stock, warrants
And other new equity (1)	0.14	0.08

Net asset (deficit) value, end of period	0.15	0.03

Per share market value, end of period (2)	N/A	N/A

Total Return Based Upon Net Asset Value	-67%	NC

Ratios and Supplemental Data
Net assets, end of period	2	609,541
Common shares outstanding at end of period	3,931,664	20,358,486

Diluted weighted average number of shares
outstanding during the year	25,557,986	19,177,000

Ratio of expenses to average net assets (3)	20%	334%
Ratio of net increase (decrease) in net assets from
operations to average net assets (3)	-20%	-331%

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

We are dependent on a key person.

Daniel J. Imperato has principally conducted the development stage activities of the Company. Although he is not an employee of the Company, the loss of his services as advisor could negatively affect the Company. The Company has purchased “key man” life insurance on the life of Mr. Imperato.

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

DATE: April 13, 2007

Imperiali Inc

By:	/s/ Charles A. Fiscina
Charles A. Fiscina, Chief Financial Officer