Form 10-Q
period 2007-05-31
IMPERIALI INC
filed 2007-07-09
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

Imperiali Inc.

(Exact Name Registrant as Specified in Its Charter)

Florida	65-0574887
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 South Flagler Drive, Suite 800W
West Palm Beach, Florida 33401

  (Address of Principal Executive Offices)

(561)805-9494

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

On May 31, 2007 there were 38,188,486 shares outstanding of the registrant’s common stock, $.001 par value.

PART I.

Item 1.  Financial Statements and Supplementary Data (Unaudited).

IMPERIALI, INC.
Balance Sheets
May 31, 2007 and August 31, 2006

ASSETS
	As of May 31,	As of August
	2007	31, 2006
Portfolio At Value:
Private Finance
Companies more than 25% owned (cost: 2006 - $33,500,000;	$70,000,000	$3,500,000
2005 - $3,500,000)

Current assets:
Cash	$183,320	$609,541
Prepaid Expenses	$17,773	$-

Total current assets	$201,093	$609,541

Total assets	$70,201,093	$4,109,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other current liabilities	$17,916	$-

Total current liabilities	$17,916	$-

Stockholders' equity:

Common stock; $.001 par value; authorized -
500,000,000 shares; 38,188,486 and 25,358,486
shares issued and outstanding at May 31,
2007 and August 31, 2006 respectively	$38,188	$25,358
Additional paid in capital	$45,988,812	$15,255,605
Accumulated deficit	$(11,171,422)	$(11,171,422)
Undistributed Earnings	$35,327,599	$-
Total shareholders' equity	$70,183,177	$4,109,541

Total liabilities and shareholders' equity	$70,201,093	$4,109,541

Net Asset Value per Common Share	$1.84	$0.16

IMPERIALI, INC.
Statement of Operations

	For the Three Months		For the Nine Months
	Ended May 31,		Ended May 31,
	2007	2006	2007	2006

Interest and Related Portfolio Income:			$-	$-
Interest and dividends	$1,187	$-	$6,692	$-

Expenses:
Employees and Consulting	$(268,924)	$(298,000)	$(1,022,630)	$(520,496)
General and administrative	$(34,199)	$(44,197)	$(166,463)	$(99,624)
Total Expenses	$(303,123)	$(342,197)	$(1,189,093)	$(620,120)

Net investment income before income taxes	$(301,936)	$(342,197)	$(1,182,401)	$(620,120)
Income tax expense	$-	$-	$-	$-
Net investment income	$(301,936)	$(342,197)	$(1,182,401)	$(620,120)

Net Realized Gains(losses)	$-	$-	$-	$-

Net Change in unrealized appreciation	$36,500,000	$-	$36,500,000	$-

Net increase in net assets resulting from	$36,198,064	$(342,197)	$35,317,599	$(620,120)
operations (loss)

Earnings (loss) per common share - basic	$1.381	$(0.014)	$1.364	$(0.031)
Earnings (loss) per common share - diluted	$1.381	$(0.014)	$1.364	$(0.031)
Weighted avg common shares out. - basic	26,210,653	23,792,836	25,888,375	20,030,369
Weighted avg common shares out. - diluted	26,210,653	23,792,836	25,888,375	20,030,369

IMPERIALI, INC.
Statement of Change in Net Assets

	For the Nine Months Ended May 31, 2007	For the Nine Months Ended May 31, 2006
Operations:
Net Investment Income	$(1,182,401)	$(620,120)
Net Realized Gains (losses)	$-	$-
Net Change in unrealized appreciation	$36,500,000	$-

Shareholder Distributions:
Common Stock Dividends	$-	$-

Capital share transactions:
Sales of Common Stock	$30,756,037	$951,896

Total Increase in Net Assets	$66,073,636	$331,776
Net assets at beginning of period	$4,109,541	$-
Net assets at end of period	$70,183,177	$331,776
Net asset value per common share	$1.84	$0.01
Common shares outstanding at the end of period	38,188,486	24,007,486

IMPERIALI, INC.
Statement of Investments
Private Finance Portfolio Company	Investment	Cost	Value
Imperiali Organization	Common Stock	$33,500,000	$70,000,000

IMPERIALI, INC.
Statement of Cash Flows
	For the Nine Months Ended May 31, 2007	For the Nine Months Ended May 31, 2006

Cash flow from operating activities:
Net income (loss)	$(1,182,401)	$(620,120)
Adjustments to reconcile net income (loss) to
net cash provided by operation activities:	$144	$(304)

Net cash used by operating activities	$(1,182,257)	$(620,424)

Cash flows from investing activities:
Net cash used in investing activities	$-	$-

Cash flows from finanancing activities
Proceeds from common stock	$756,036	$952,200

Net cash provided by financing activities	$756,036	$952,200

Net increase in cash	$(426,221)	$331,776

Cash at beginning of period	$609,541	$-

Cash at end of period	$183,320	$331,776

ITEM 2. NOTES TO FINANCIAL STATEMENTS

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the nine months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

Note 1. Organiztion:       General Development of the Business

We were incorporated in Florida on September 27, 1994 under the name Automated Energy Security Inc.

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

4.  Porfolio

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

Note 5.
Debt
As of May 31, 2007 the company has no debt.

Note 6
Guaranteed Commitments:
The Company leases approximately 688 square feet of space at 777 S Flagler Drive, Suite 800W, West Palm Beach, Florida USA 33401.  The office space is used for sales, administrative offices, and customer support.

Note 7
Employee Compensation Plans
The Company has no Defined Benefit or Defined Contribution PensionPlans.

Note 8
Stock Option Plans
The Company has no Stock Option Plans.

Note 9
Financial Highlights –

	Nine Months	Year
	Ended	Ended
	May 31,	Aug. 31,
	2007	2006

Per share information

Net asset value, beginning of period	0.03	0.00

Net investment income (loss) (1)	(0.05)	(0.05)
Net realized and unrealized gain (loss) (1)	1.41

Net increase (decrease) in net assets
resulting from operations (1)	1.36	(0.05)
Issuance of common stock, warrants
and other new equity (1)	0.45	0.08

Net asset (deficit) value, end of period	1.84	0.03

Per share market value, end of period (2)	N/A	N/A

Total Return Based Upon Net Asset Value	4533%	NC

Ratios and Supplemental Data
Net assets, end of period	70,183,17	609,541
Common shares outstanding at end of period	38,188,46	20,358,46

Diluted weighted average number of shares
outstanding during the year	25,888,35	19,177,00

Ratio of expenses to average net assets (3)	6%	334%
Ratio of net increase (decrease) in net assets from
operations to average net assets (3)	-6%	-331%

Average Debt Outstanding	0	0
Average Debt per Share

(1) Calculated based on diluted weighted average number of shares outstanding during the year.

(2) Not applicable - prior to public trading of shares

(3) Annualized for interim period

LAST  QUARTER 2007 - During the quarter ended May 31, 2007, our Net Investment Income incurred a net loss of $301,936. Total expenses incurred were $303,123 of which $268,924 were for Employees and Consulting and $34,199 were for General and Administrative Expense.  General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company.  Imperiali, Inc. also saw a substantial increase in the value of our portfolio companies. The company had $36,500,000 in unrealized appreciation for the quarter.

Liquidity and Capital Resources

We had cash on hand of $183,320 at May 31, 2007 and had no other assets to meet ongoing expenses or debts that may accumulate.  As of such date, we have accumulated a deficit of $11,171,422.28.  For the nine months ended May 31, 2007 we had expenses totaling $ 1,182,401.

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

Note 10
Hedging Activities:
The Company  did not engage in Hedging Activity.

Note 11
Litigation:
The Company has no lawsuits pending.

ITEM 3.    MANAGEMENT'S DISCUSSION and ANALYSIS or PLAN of OPERATIONS.

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

Results of Operations

LAST  QUARTER 2007 - During the quarter ended May 31, 2007, our Net Investment Income incurred a net loss of $301,936. Total expenses incurred were $303,123 of which $268,924 were for Employees and Consulting and $34,199 were for General and Administrative Expense.  General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company.  Imperiali, Inc. also saw a substantial increase in the value of our portfolio companies. The company had $36,500,000 in unrealized appreciation for the quarter.

Liquidity and Capital Resources

We had cash on hand of $183,320 at May 31, 2007 and had no other assets to meet ongoing expenses or debts that may accumulate.  As of such date, we have accumulated a deficit of $11,171,422.28.  For the nine months ended May 31, 2007 we had expenses totaling $ 1,182,401.

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

Risk Factors that May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision.  The risks and uncertainties described below are not the only ones facing our Company.  Additional risks and uncertainties not presently known to us or what we currently deem immaterial may also impair our business operations.  If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected.  In such case, the trading price of our common stock could decline and you could lose all or part of your investment.  You should also refer to the other information about us contained in our Form 10, including our financial statements and related notes.

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

The Company filed notice with the Securities and Exchange Commissio elected to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act.  Being subject to the business development company provisions requires us to meet significant numbers of regulatory and financial requirements as discussed in Item 1(c) -- Regulation of the Company. Compliance with these regulations is expensive and may create financial problems for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time.   Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

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

The Company has not made any commitments toany prospective portfolio companies.

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

.

ITEM 4.        CONTROLS and PROCEDURES.

Within 90 days of the filing of this Form 10-Q, an evaluation was carried out by Charles A. Fiscina, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Fiscina concluded that as of May 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

ITEM 5.	EXHIBITS and REPORTS on FORM 8-K.

(a)	EXHIBITS. The following exhibits are filed as part of this report.

	31	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K. None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  July 9, 2007

Imperiali Inc

By:	/s/	Charles A. Fiscina
Charles A. Fiscina, Chief Financial Officer