Form 10KSB
period 2007-08-31
IMPERIALI INC
filed 2007-11-29
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

Imperiali Inc.

(Exact Name Registrant as Specified in Its Charter)

Florida	65-0574887
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
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

On August 31, 2007 there were 38,200,986 shares outstanding of the registrant’s common stock, $.001 par value.

PART I.

Item 1. Financial Statements and Supplementary Data

IMPERIALI, INC.

Financial Statements

August 31, 2006

IMPERIALI, INC.

Financial Statements

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Changes in Stockholders' Deficit

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8 - F-17

Larry O'Donnell, CPA, P.C.
2228 South Fraser Street, Unit I
Aurora, Colorado 80014
Telephone (303) 745-4545

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Imperiali, Inc.

I have audited the accompanying balance sheet of Imperiali, Inc. as of August 31, 2007 and 2006, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperiali, Inc. as of August 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.

Aurora, Colorado

October 22, 2007

IMPERIALI, INC.
Balance Sheets
August 31, 2007 and August 31, 2006

	As of August 31, 2007	As of August 31, 2006

ASSETS
Portfolio At Value:
Private Finance
Companies more than 25% owned (cost: 2007 - $3,500,000; 2006 - $3,500,000)	$-	$-

Current assets:
Cash	$189,368	$609,541
Prepaid Expenses	$9,765	$-

Total current assets	$199,133	$609,541

Note receviable	$-	$-

Total assets	$199,133	$609,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other current liabilities	$26,614	$-

Total current liabilities	$26,614	$-

Stockholders' equity:

Common stock; $.001 par value; authorized - 500,000,000 shares; 38,200,986 and 20,358,486shares issued and outstanding at August 31, 2007 and August 31, 2006 respectively	$38,389	$25,358
Additional paid in capital	$16,117,963	$15,255,605
Accumulated deficit	$(11,171,422)	$(11,171,422)
Undistributed Earnings	$(4,812,411)	$-
Total shareholders' equity	$172,519	$609,541

Total liabilities and shareholders' equity	$199,133	$609,541

IMPERIALI, INC.
Statement of Operations

	For the Twelve Months
	Ended August 31,
	2007	2006
Interest and Related Portfolio Income:	$-	$-
Interest and dividends	$6,692	$-
Expenses:
Employees and Consulting	$(1,022,630)	$(520,496)
General and administrative	$(166,463)	$(99,624)
Total Expenses	$(1,189,093)	$(620,120)
Net investment income before income taxes	$(1,182,401)	$(620,120)
Income tax expense	$-	$-
Net investment income	$(1,182,401)	$(620,120)
Net Realized Gains(losses)	$-	$-

Net Change in unrealized appreciation	$(3,500,000)	$-

Net increase in net assets resulting from operations (loss)	$(4,682,401)	$(620,120)

Earnings (loss) per common share - basic	$(0.162)	$(0.029)
Earnings (loss) per common share - diluted	$(0.162)	$(0.029)
Weighted avg common shares out. - basic	28,965,486	21,193,524
Weighted avg common shares out. - diluted	28,965,486	21,193,524

IMPERIALI, INC.
Statement of Change in Net Assets

	For the Twelve Months Ended August 31, 2007	For the Twelve Months Ended August 31, 2006
Operations:
Net Investment Income	$(4,812,411)	$(1,008,855)
Net Realized Gains (losses)	$-	$-
Net Change in unrealized appreciation	$3,500,000	$-

Shareholder Distributions:
Common Stock Dividends	$-	$-

Capital share transactions:
Sales of Common Stock	$875,389	$1,618,396

Total Increase in Net Assets	$(437,022)	$609,541
Net assets at beginning of period	$4,109,541	$-
Net assets at end of period	$3,672,519	$609,541
Net asset value per common share	$0.10	$0.02
Common shares outstanding at the end of period	38,200,986	25,358,486

			Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, August 31, 2005	17,995,986	17,996	10,144,467	(10,162,567)	(104)

Issuance of common stock	2,362,500	2,362	1,616,138		1,618,500

Net loss for the year				(1,008,855)	(1,008,855)

Balance August 31, 2006	20,358,486	20,358	11,760,605	(11,171,422)	609,541

Issuance of common stock	17,842,500	18,031	4,357,358		4,375,389

Net gain for the year				(4,812,411)	(4,812,411)

Balance August 31, 2007	38,200,986	38,389	16,117,963	(15,983,833)	172,519

IMPERIALI, INC.
Statement of Investments

Private Finance Portfolio Company	Investment		Cost	Value
Imperiali Organization LLC			$-	$-
I1Telecom Services Inc	Common Stock	30,000,000 Shares	$-	$30,000,000
I1Connect Inc	Common Stock	40,000,000 Shares	$3,500,000	$40,000,000
I1Films Inc	Common Stock	5,000,000 Shares	$-	$-

Total			$33,500,000	$70,000,000

See Footnotes for Explanation of Valuation
Full value of investments is not recognized on the Balance Sheet.

IMPERIALI, INC.
Statement of Cash Flows

	For the Twelve Months Ended August 31, 2007	For the Twelve Months Ended August 31, 2006

Cash flow from operating activities:
Net increase (decrease) in net assets from operations	$(4,812,411)	$(1,008,855)
Adjustments to reconcile net income (loss) to net cash provided by operation activities:	$16,849	$(104)
Change in net unrealized (increase) decrease of investments	$3,500,000	$-

Net cash used by operating activities	$(1,295,562)	$(1,008,959)

Cash flows from investing activities:
Net cash used in investing activities	$-	$-

Cash flows from finanancing activities
Proceeds from common stock	$875,389	$1,618,500

Net cash provided by financing activities	$875,389	$1,618,500

Net increase in cash	$(420,173)	$609,541

Cash at beginning of period	$609,541	$-

Cash at end of period	$189,368	$609,541

ITEM 2. NOTES TO FINANCIAL STATEMENTS

Basis of presentation:

The accompanying audited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

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

In November 2005, we changed our name to Imperiali, Inc. and commenced operations as an investment company. To date, the activities of our principals have largely been limited to organizational matters and fund raising. We have commenced the private placement of up to 10 million of the Company's common shares in an offering (the "Offering") exempt from the registration requirements of the Securities Act of 1933 ("1933 Act") pursuant to Section 4(2) thereof and Regulation D ("Regulation D") thereunder. At August 31, 2007, the Company’s total assets were $3,699,133 and its net asset value per share (“NAV”) was $.10. Upon the closing of the Offering, the Company's common shares will be owned by numerous persons that are both "accredited investors," as that term is defined in Regulation D, and "qualified clients" within the meaning of the Investment Advisers Act of 1940 (the "1940 Act"),

Note 2. Summary of Significant Accounting Policies:

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

Nature of Business
Imperiali, Inc. is a team of global expansion and business development company experts that are strategically positioned around the globe to identify emerging companies that wish to align with strategic partners to grow their businesses, and raise capital for business development and telecommunications infrastructure.

Imperiali Inc. is a privately held Business Development Company (BDC) with over 475 shareholders (meets the minimum requirements to enter the public markets). A BDC is a special type of Investment Company designated by the Securities and Exchange Commission (SEC). This network comprises Imperiali Inc.’s Global Advisory Team. By being able to invest and/or loan capital and advise, Imperiali Inc. is able to monitor and, in most cases, influence events utilizing the tools and leverage that this business model affords; thus endeavoring to mitigate risk and safeguard investments, with the idea of creating shareholder value.

Inventory
Inventories are stated at lower of cost or market, with cost generally determined on a first-in, first-out basis. Currently the Company carries no inventory.

Depreciation
Depreciation is calculated using straight-line methods over the estimated useful life of the equipment, furniture and fixtures.

Income Taxes
The Company is recognized as a corporation under the Internal Revenue Code. As such, the corporation must report income and expenses properly on their tax return and pay all the related income taxes. As of August 31, 2006 the Company has an approximately $8,200,000 net operating loss carryover which can be used against future income through 2018. No provisions for income taxes are provided in these financial statements since the Company was dormant for the years ending August 31, 2006 and 2005.

Concentration of Credit Risk
The Company maintains cash accounts in commercial banks. Total cash deposits are secured by the Federal Deposit Insurance Corporation (FDIC) up to a limit of $100,000 per company. As of August 31, 2007, some of the Company’s cash equivalent balances were deposited in accounts with a stock brokerage firm. The amount of cash not insured by the FDIC equals approximately $160,000.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending June 30, 2008. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. SFAS No. 157 applies whenever another accounting standard requires (or permits) assets or liabilities to be measured at fair value, but does not expand the use of fair value to new circumstances. SFAS No. 157 is effective beginning in 2008. The Company has not yet determined the effect SFAS No. 157 will have on its financial statements.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 requires the Company to recognize the funded status of its post retirement plans on the balance sheet and recognize as a component of accumulated other comprehensive income the gains and losses, prior service costs or credits that occur during the financial year but are not recognized as components of the Company’s pension costs This  Statement  is effective as of the beginning of its first fiscal year that begins after December 15, 2008. The Company does not expect  application of SFAS No. 156 to have a material affect on its financial statements.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS No. 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect SFAS No. 159 will have on its financial statements.

Note 3. Investments:

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

Determining the enterprise value of a portfolio company, as if that portfolio company were to be sold in a “current sale,” is a very complex process, where we must analyze the historical and projected financial results of the portfolio company and analyze the public trading market and private merger and acquisition market to determine appropriate purchase price multiples. In addition, a reasonable discount to the value of our securities must also be reflected when the Company may have restrictions such as vesting periods for warrants or other factors. We also take into account the collectability of non-cash interest to determine if the Company will continue to accrue such interest.

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

Note 4. Portfolio -

The Board of Directors at a meeting on May 15, 2006 adopted a resolution creating a series of Five Million (5,000,000) shares of voting Preferred Stock designated as Series B Preferred Stock issued to Daniel J. Imperato for past management services. Each share of Series B preferred stock shall be convertible into (3) shares of Common Stock at the sole discretion of Daniel J. Imperato. This agreement was executed May 30, 2006 and was effective June 26, 2006 the shares were issued September 11, 2006.

As part of the past management services, Imperiali, Inc. acquired Imperiali Organization LLC as of February 15, 2006. Imperiali Organization has one unit in the LLC, which represents 100% ownership. Through the ownership of Imperiali Organization, LLC, Imperiali Inc. acquired all the assets of Imperiali Organization, LLC, including an internet search engine project and all the telecom projects associated with the previous New Millennium Development Group projects.

On the September 11, 2006 management valued one project within Imperiali Organization LLC - an internet search engine project called I1Connect for $3.5 million dollars. Due to the uncertainty of the realization of this project, an unrealized loss has been recognized as of August 31, 2007.

On the May 31, 2007 management revalued the I1Connect project. The internet search engine was fully operational. Based on comparison of other comparable companies, management revalued the I1Connect project at $40,000,000.

Management devised a plan to combine I1Connect and a global media public relations firm which was acquired by Imperiali, Inc. The combined subsidiary was set up in July 2007 as I1Connect, Inc. Imperiali, Inc. owns 40,000,000 shares of I1Connect, Inc. The company has issued a Private Placement Memorandum. The last share of I1connect sold at $1 per share under the private placement or a $40,000,000 valuation.

Additionally, Imperiali, Inc reentered the telecommunications business. The telecommunications project is now a going concern. Imperiali, Inc. valued the telecom project at $30,000,000 as of May 31, 2007. The asset included the previous New Millennium Development Group assets that Bank of America had valued, on a global basis, at approximately 5 billion dollars.

Imperiali, Inc. subsequently set up a company I1Telecommunications, Inc. for the purpose of acquiring some of the telecom projects of Imperiali Organization, LLC. Imperiali, Inc. owns 30 million shares of I1Telecommunications, Inc. Management has entered into a partnership agreement with a South American telecommunications company and has entered into Memorandums of Understanding with other telecommunications partners. Management now believes that the combined future potential of Imperiali Telecom, Inc is at least 5% of the total value of the original projects or $250,000,000. The projects must be funded to proceed forward with the business plan to realize the $250,000,000 valuation.

Management has subsequently formed a subsidiary company from the film project, entitled I1Films, Inc. Imperiali, Inc. owns 5,000,000 shares of I1Films. Management is in the process of obtaining an independent valuation and has not established a value of I1Films, Inc.

The Company is also in the process of searching for a third party independent valuation for both I1Connect and I1Telecom. As of the date of this audit, the Company has not done a complete independent valuation.

Imperiali Organization LLC has also been invited to participate in $70 billion of infrastructure projects around the world. Imperiali management realized that the management portion did not fit the structure of the Business Development Company, so the management portion of the agreement was sold for $220 million to a London company. This transaction was not booked because there is a high degree of uncertainty if the note would be paid or converted to equity or if the projects would be successful. The value of the contract was based on a percentage of the projects anticipated to be constructed and a standard supply management agreement.

Note 5. Debt– As of August 31, 2007 the company has no debt.

Note 6: Guaranteed Commitments: The Company leases approximately 688 square feet of space at 777 S Flagler Drive, Suite 800W, West Palm Beach, Florida USA 33401. The office space is used for sales, administrative offices, and customer support.

Note 7. Employee Compensation Plans – The Company has no Defined Benefit or Defined Contribution Pension Plans.

Note 8. Stock Option Plans – The Company has no Stock Option Plans.

Note 9. Financial Highlights -

	Year Ended	Year Ended
	Aug. 31,	Aug. 31,
	2007	2006

Per share information

Net asset value, beginning of period	0.16	0.00

Share dilution	(0.05)
Net investment income (loss) (1)	(0.03)	(0.05)
Net realized and unrealized gain (loss) (1)	0.00	0.13

Net increase (decrease) in net assets resulting from operations (1)	(0.08)	0.08

Issuance of common stock, warrants and other new equity (1)	0.02	0.08

Net asset (deficit) value, end of period	0.10	0.16

Per share market value, end of period (2)	N/A	N/A

Total Return Based Upon Net Asset Value	-53%	NC

Ratios and Supplemental Data
Net assets, end of period	3,699,133	4,109,541
Common shares outstanding at end of period	38,200,986	25,358,486

Ratio of expenses to average net assets (3)	27%	25%
Ratio of net increase (decrease) in net assets from operations to average net assets (3)	-27%	61%

Average Debt Outstanding	0	0
Average Debt per Share	0	0

(1)	Calculated based on number of common shares outstanding at year end.

(2)	Not applicable - prior to public trading of shares

(3)	Annualized for interim period

LAST QUARTER 2007 - During the quarter ended August 31, 2007, our Net Investment Income incurred a net loss of $36,630,010. Of this figure $36,500,000 was the result of unrealized losses. Total expenses incurred were $131,760 of which $109,144 were for Employees and Consulting and $22,616 were for General and Administrative Expense. General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company.

Liquidity and Capital Resources

We had cash on hand of $189,368 at August 31, 2007 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have an accumulated deficit of $12,483,833. For the year ended August 31, 2007 we had expenses totaling $ 1,320,853.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a reporting company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally operational accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $2,500,000 in the fiscal year ending August 31, 2008. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Results of Operations

LAST QUARTER 2007 - During the quarter ended August 31, 2007, our Net Investment Income incurred a net loss of $36,630,010. Of this figure $36,500,000 was the result of unrealized losses. Total expenses incurred were $131,760 of which $109,144 were for Employees and Consulting and $22,616 were for General and Administrative Expense. General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company.

Liquidity and Capital Resources

We had cash on hand of $189,368 at August 31, 2007 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have an accumulated deficit of $12,483,833. For the twelve months ended August 31, 2007 we had expenses totaling $ 1,320,853.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a reporting company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally operational accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $2,500,000 in the fiscal year ending August 31, 2008. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

We are dependent on a key person.

Daniel J. Imperato has principally conducted the development stage activities of the Company. Although he is not an employee of the Company, the loss of his services as Chairman Emeritus could negatively affect the Company. The Company has purchased “key man” life insurance on the life of Mr. Imperato.

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

The Company is a business development company status that requires us to comply with significant regulatory requirements.

The Company is registered with the Securities and Exchange Commission as a Business Development Company under the 1940 Act and is subject to Sections 54 through 65 of said Act. Being subject to the business development company provisions requires us to meet significant numbers of regulatory and financial requirements as discussed in Item 1(c) — Regulation of the Company. Compliance with these regulations is expensive and may create financial problems for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

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

ITEM 4. CONTROLS and PROCEDURES.

Within 90 days of the filing of this Form 10-K, an evaluation was carried out by Charles A. Fiscina, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Fiscina concluded that as of December 10, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. EXHIBITS and REPORTS on FORM 8-K.

(a)	EXHIBITS. The following exhibits are filed as part of this report.

31	Certification of Chief Executive Officer, President filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, President furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K. None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 28, 2007

Imperiali Inc

By	/s/ Daniel Imperato
Daniel Imperato, Interim Chief Executive Officer