Form 10QSB
period 2007-11-30
IMPERIALI INC
filed 2008-01-14
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

Imperiali Inc.

(Name of Small Business Issuer as Specified in Its Charter)

Florida	65-0574887
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 South Flagler Drive, Suite 800W
West Palm Beach, Florida 33401

(Address of Principal Executive Offices)

(561) 805-9494

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
500,000,000 shares; As of January 14, 2008 128,200,986 shares issued and outstanding

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

PART I.

ITEM 1.    FINANCIAL STATEMENTS

Imperiali, Inc.
Balance Sheet (Unaudited)
As of November 30, 2007

ASSETS
Portfolio At Value:
Private Finance
Companies partially owned - See Investment Schedule	$199,326,000
Current assets:
Cash	$26,907
Prepaid Expenses	91,950
Total current assets	118,857
Note receviable	150,000
Total assets	$199,594,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$326,614
Total current liabilities	$326,614
Stockholders' equity:
Common stock; $.001 par value; authorized - 500,000,000 shares; 128,200,986 shares issued and outstanding at August 31, 2007	$128,201
Additional paid in capital	$215,443,963
Accumulated deficit	$(11,491,510)
Undistributed Earnings	$(4,812,411)
Total shareholders' equity	$199,268,543

Total liabilities and shareholders' equity	$199,594,857
Net Asset Value per Common Share	$1.56

See notes to financial statements

	For the Three Months
	Ended November 30,
	2007		2006
Consulting Income		$216,000
Interest and Related Portfolio Income:		$-	$-
Interest and dividends		$22,689	$4,806
Expenses:
Employees and Consulting		$(234,564)	$(413,300)
General and administrative		$(324,213)	$(34,419)
Total Expenses		$(558,777)	$(447,719)
Net income before income taxes		$(320,088)	$(442,913)
Income tax expense	$		$-
Net investment income		$(320,088)	$(442,913)
Net Realized Gains(losses)	$		$-

Net Change in unrealized appreciation	$		$-

Net increase in net assets resulting from operations (loss)		$(320,088)	$(442,913)

Earnings (loss) per common share - basic		$(.007)	$(0.022)
Earnings (loss) per common share - diluted		$(.007)	$(0.022)
Weighted avg common shares out. - basic		45,131,686	20,358,486
Weighted avg common shares out. - diluted		45,131,686	20,358,486

IMPERIALI, INC.
Statement of Change in Net Assets

For the Three Months Ended November 30, 2007
Operations:
Net Investment Income	$(320,088)
Net Realized Gains (losses)	$-
Net Change in unrealized appreciation	$-0-

Shareholder Distributions:
Common Stock Dividends	$-

Capital share transactions:
Issuance of Common Stock	$199,416,000

Total Increase in Net Assets	$199,395,724
Net assets at beginning of period	$199,133
Net assets at end of period	$199,594,857
Net asset value per common share	$1.56
Common shares outstanding at the end of period	128,200,986

 IMPERIALI, INC.
Statement of Changes in Shareholder Equity

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, August 31, 2005	17,995,986	17,996	10,144,467	(10,162,567)	(104)

Issuance of common stock	2,362,500	2,362	1,616,138		1,618,500

Net loss for the year				(1,008,855)	(1,008,855)

Balance August 31, 2006	20,358,486	20,358	11,760,605	(11,171,422)	609,541

Issuance of common stock	17,842,500	18,031	4,357,358		4,375,389

Net gain for the year				-0-	-0-

Balance August 31, 2007	38,200,986	38,389	16,117,963	(11,171,422)	172,519
Net gain for the year		(188)		188	-0-
Issuance of common stock	90,000,000	90,000	199,326,000	(320,088)	199,096,024
Balance November 30, 2007	128,200,986	128,201	215,443,963	(11,491,510)	199,268,543

IMPERIALI, INC.
Statement of Investments

Private Finance Portfolio Company	Investment		Cost	Value
Sprint Nextel Corp	Common Stock	13,400,000 Shares	$199,326,000	$199,326,000
Imperiali Organization Inc.	Common Stock	5,000,000 Shares	$-	$-
I1Telecom Services Inc	Common Stock	30,000,000 Shares	$-	$30,000,000
I1Connect Inc	Common Stock	40,000,000 Shares	$3,500,000	$40,000,000
I1Films Inc	Common Stock	5,000,000 Shares	$-	$-
I1TV	Common Stock	10,000,000 Shares	$-	$-
I1Publishing	Common Stock	5,000,000 Shares	$-	$-
I1Political Advisory	Common Stock	5,000,000 Shares	$-	$-
I1Educatopm	Common Stock	5,000,000 Shares	$-	$-
Total			$202,326,000	$269,326,000

See Footnotes for Explanation of Valuation

Full value of investments is not recognized on the Balance Sheet.

IMPERIALI, INC.
Statement of Cash Flows

	For the Twelve Months Ended August 31, 2007	For the Twelve Months Ended August 31, 2006

Cash flow from operating activities:
Net increase (decrease) in net assets from operations	$-0-	$(1,008,855)
Adjustments to reconcile net income (loss) to net cash provided by operation activities:	$(320,088)	$(104)
Change in accounts payable	$300,000	$-

Net cash used by operating activities	$(20,088))	$(1,008,959)

Cash flows from investing activities:
Net cash used in investing activities-Loan Receivable	$(150,000)	$-

Cash flows from finanancing activities
Proceeds from common stock	$27,715	$1,618,500

Net cash (used) provided by financing activities	$(142,373)	$1,618,500

Net increase in cash	$(162,461)	$609,541

Cash at beginning of period	$189,368	$-

Cash at end of period	$26,,907	$609,541

See notes to financial statements

Imperiali Inc.
Notes To Financial Statements
(Unaudited)

 Note 1-Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

Note 2- Organization:  General Development of the Business

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

In November 2005, we changed our name to Imperiali, Inc. and commenced operations as an investment company. To date, the activities of our principals have largely been limited to organizational matters and fund raising. We have commenced the private placement of up to 10 million of the Company's common shares in an offering (the "Offering") exempt from the registration requirements of the Securities Act of 1933 ("1933 Act") pursuant to Section 4(2) thereof and Regulation D ("Regulation D") thereunder. At August 31, 2007, the Company’s total assets were $3,699,133 and its net asset value per share (“NAV”) was $.10. Upon the closing of the Offering, the Company's common shares will be owned by numerous persons that are both "accredited investors," as that term is defined in Regulation D, and "qualified clients" within the meaning of the Investment Advisers Act of 1940 (the "1940 Act"),

In January 2008 due to the transaction with Kaiser Himmel (See Note 6) the company will change it’s name to Kaiser Himmel I.

The Company had been dormant since 2002 and was started up again in the fall of 2005 by Christ Investment Group, LLC, the Company’s business manager and a related company, which is controlled by the Company’s major shareholder Mr. Daniel Imperato. On November 18, 2005 the name of the company was changed to Imperiali, Inc.

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

Note 3. Summary of Significant Accounting Policies:

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At November 30, 2007 the Company had cash equivalents in the amount of approximately $27,000, all in low risk investments.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made.

INVENTORY

Inventory is comprised of finished goods of consumer personal care products and is stated at lower of cost or market.

REVENUE RECOGNITION

The Company recognizes revenues when a sales agreement has been executed, delivery has occurred, and collectability of the fixed or determinable sales price is reasonably assured.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets are charged to expense currently. Any gain or loss on disposition of assets is recognized currently in the statement of income

INCOME TAXES

The Company is recognized as a corporation under the Internal Revenue Code. As such, the corporation must report income and expenses properly on their tax return and pay all the related income taxes. As of November 30, 2007 the Company has an approximately $8,200,000 net operating loss carryover which can be used against future income through 2018. No provisions for income taxes are provided in these financial statements since the Company was dormant for the years ending November 30, 2007

The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Effective December 31, 2006, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefit of our tax positions is more likely than not to be sustained upon audit, based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our consolidated condensed financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our condensed consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Our policy for interest and penalties under FIN 48, related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “income taxes” in our condensed consolidated statements of operations, when applicable. There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of FIN 48. We did identify certain potential liabilities that would have met the pre FIN_48_accruals criteria, discussed above, and therefore recorded the adjustment through our income tax provision in the current period, as it was not material to any periods impacted.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service.

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award has been remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 4- Recently Issued Accounting Pronouncements

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, or “FSP FIN 48-1,” which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Depreciation

Depreciation is calculated using straight-line methods over the estimated useful life of the equipment, furniture and fixtures.

Concentration of Credit Risk

The Company maintains cash accounts in commercial banks. Total cash deposits are secured by the Federal Deposit Insurance Corporation (FDIC) up to a limit of $100,000 per company. As of November 30, 2007, some of the Company’s cash equivalent balances were deposited in accounts with a stock brokerage firm. The amount of cash not insured by the FDIC is immaterial.

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

NOTE 5- Investments:

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

See Note 6 in relation to the Kaiser Himmel transaction. As part of the transaction the Company acquired 13.4 million shares of Sprint Nextel stock. For financial statement purposes this stock is not recorded on the balance sheet. The company will record the shares upon the second transaction being closed and the company obtaining power of attorney over the Kaiser Himmel account.

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

See Note 6 in relation to the Kaiser Himmel transaction in that the transaction consists of an initial loan of $380,000 and a total loan in subsequent periods for $3,000,000

Portfolio Valuation Process

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

NOTE 6- Portfolio

The Board of Directors at a meeting on May 15, 2006 adopted a resolution creating a series of Five Million (5,000,000) shares of voting Preferred Stock designated as Series B Preferred Stock issued to Daniel J. Imperato for past management services. Each share of Series B preferred stock shall be convertible into (3) shares of Common Stock at the sole discretion of Daniel J. Imperato. This agreement was executed May 30, 2006 and was effective June 26, 2006.

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

On the August 31, 2006 financial statements management valued one project within Imperiali Organization LLC - an internet search engine project called I1Connect for $3.5 million dollars.

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

On November 19, 2007, the Company entered into an initial subscription agreement between the Company and Kaiser Himmel Corp. (“KHC”) .

Pursuant to the agreement, the parties are to provide for, among other things, the following:

Consideration thereof for the agreement 10,000,000 shares of Imperiali Inc. common stock shall be issue to KHC in exchange the Company receipt shall consist of: 1.6 million (one million six hundred thousand) shares of Sprint Nextel Corp. Common Stock (NYSE:S) which is held in the name of KHC at Bank of America of which has a restriction until October 2008.

Based upon the purchase of these shares of the Company, KHC et al. will advise Bank of America that upon the expiration of the Restriction Legend on the securities, these 1.6 million shares will be directly transferred to Imperiali Inc.’s Stock Brokerage Account. Furthermore, KHC agrees to notify Bank of America to incorporate this subscription agreement within its custodial agreement with Bank of America for its equity holdings in Sprint Nextel Corp (NYSE:S). This payment is non-cancellable, and Bank of America will be noticed that said transfer is to occur on October 2008. Account numbers and legal documents will be completed pertaining to proof of funds. As of November 30, 2007 the Company has not carried the value of the shares on the financial statements. The stock will be valued upon the deliverance of a power of attorney to the company to manage KHC brokerage account.

Upon signing this subscription agreement, the Company will loan a total of $380,000.00 (three hundred and eighty thousand dollars) to KHC at the current prime interest rate plus 1% (one percent) due and payable October 2008. $150,000 (one hundred fifty thousand dollars) will be transferred upon both parties signing this agreement and the balance within 30 days.

On November 22, 2007 the Company and KHC entered into a second agreement. As per the agreement the Company agrees to issue 70,000,000 shares of Imperiali Inc. common stock in exchange for 11.8 million shares of Sprint Nextel Common stock held by KHC at a Bank of America brokerage account. The transaction is non-cancellable and expected to close February 28, 2008. In the two transactions with KHC the Company acquired 13.4 million shares of Sprint Nextel Stock at a value of $199,326,000.

In addition as part of the second agreement the Company agrees to loan an additional $3,000,000 to KHC at the current prime interest rate plus 1% (one percent) due and payable.

Upon closing of both of these transactions KHC will control 62.5% of the Company.

Note 7. Debt – As of November 30, 2007 the company has no debt.

Note 8: Guaranteed Commitments: The Company leases approximately 688 square feet of space at 777 S Flagler Drive, Suite 800W, West Palm Beach, Florida USA 33401. The office space is used for sales, administrative offices, and customer support. In addition the company has offices in New York, New York and Washington, D.C.

Note 9. Employee Compensation Plans – The Company has no Defined Benefit or Defined Contribution Pension Plans.

Note 10. Stock Option Plans – The Company has no Stock Option Plans.

NOTE 11– Related Party Transaction

In January 2008, the Company's Chief Executive Officer, Daniel Imperato was issued 10,000,000 shares of common stock for advances and costs due to the Company to support operations, provide working capital and compensation from October 2005 to the current year. In addition included in accounts payable is $300,000 of accrual expenses owned to Mr. Imperato for travel and miscellaneous expenses.

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

In November 2005, we changed our name to Imperiali, Inc. and commenced operations as an investment company. To date, the activities of our principals have largely been limited to organizational matters and fund raising. We have commenced the private placement of up to 10 million of the Company's common shares in an offering (the "Offering") exempt from the registration requirements of the Securities Act of 1933 ("1933 Act") pursuant to Section 4(2) thereof and Regulation D ("Regulation D") there under. At August 31, 2007, the Company’s total assets were $3,699,133 and its net asset value per share (“NAV”) was $.10. Upon the closing of the Offering, the Company's common shares will be owned by numerous persons that are both "accredited investors," as that term is defined in Regulation D, and "qualified clients" within the meaning of the Investment Advisers Act of 1940 (the "1940 Act"),

In addition to our internal Company resources, we believe that we will be able to provide such advice and assistance by using our extensive international network of agents and affiliates, located in many countries and regions and spanning more than five continents. This network, which we refer to as Imperiali Inc.’s Global Advisory Team, is able to monitor and in some cases influence events, prudently utilizing the tools and leverage that the portfolio company’s business model affords, endeavoring to mitigate risks and safeguard investments, with the idea of protecting the Company’s shareholders’ interest.

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

Results of Operations

LAST QUARTER 2006 - During the quarter ended November 30, 2007, we incurred a net loss of $320,088. General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company.

Liquidity and Capital Resources

We had cash on hand of $26,907 at November 30, 2007 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $11,491,510. As of November 30, 2007 we had accrued expenses totaling $326,614.

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

Nearly 68% of the Company’s Common Stock is owned directly by our officers and directors. However upon the closing of the Kaiser Himmel transactions as discussed in Note 6 Kaiser Himmel will own approximately 63% of the company. In addition, Mr. Imperato’s friends and family own nearly an additional 4%.

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

ITEM 3.    CONTROLS and PROCEDURES.

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Daniel Imperato, our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Imperato concluded that as of November 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS and REPORTS on FORM 8-K.

(a)	EXHIBITS. The following exhibits are filed as part of this report.

31	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K. None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: January 14, 2008

Imperiali Inc

By:	/s/ Daniel Imperato
Daniel Imperato-Interim CEO
(Principal Executive Officer)