Form 10QSB
period 2008-02-29
Kaiser Himmel Imperali, Inc.
filed 2008-03-31
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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
500,000,000 shares; As of March 28, 2008 128,200,986 shares issued and outstanding

Transitional Small Business Disclosure Format (check one):    Yes  ☐ No ☒

PART I.
ITEM 1.	FINANCIAL STATEMENTS

KAISER HIMMEL IMPERIALI, INC.
Balance Sheets
February 29, 2008 and August 31, 2007

	August 31, 2007	February 29, 2008

ASSETS
Portfolio At Value:
Private Finance
Companies more than 25% owned (cost: 2007 - $3,500,000; 2008 - $3,500,000)	$-		$-
Companies less than 5% owned (cost: 2007 – N/A; 2008- 171,533,400			80,982,900
Current assets:
Cash	$189,368		$15,965
Prepaid Expenses	$9,765	$

Total current assets	$199,133	$

Note receviable	$-		$15,000
Fixed Assets			1,000
Loan receivable- Kaiser Himmel			580,000
Total assets	$199,133		$81,594,865

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other current liabilities	$26,614		$1,500
Note payable-related party			300,000
Total current liabilities	$26,614		$301,500

Stockholders' equity:

Common stock; $.001 par value; authorized - 500,000,000 shares; 128,200,986 and 38,200,986 shares issued and outstanding at February 29, 2008 and August 31, 2007 respectively	$38,389		$48,241
Additional paid in capital	$16,117,963		$187,655,658
Accumulated deficit	$(11,171,422)		$(90,528,915)
Undistributed Earnings	$(4,812,411)		$(15,881,619)
Total shareholders' equity	$172,519		$81,293,365

Total liabilities and shareholders' equity	$199,133		$81,594,865

KAISER HIMMEL IMPERIALI, INC.
Statement of Operations
Three and Six Months Ended February 29, 2008

	For the Three months Ended February 28			For the Six Months Ended February 28
	2008	2007		2008	2007
Interest and Related Portfolio Income:
Interest and dividends	$36		$699	$22,725		$5,505
Consulting Income	70,000		-0-	286,000		-0-
Total revenue	70,036		699	308,725		5,505
Expenses:
Employees and Consulting	$(9,000)	$		$(222,699)	$
General and administrative	(19,363)		(438,251)	(64,441)		(885,970)
Total Expenses	$(28,363)	$	(438,251)	$(287,140)	$
Net income (loss) before income taxes	41,673		(437,552)	21,585		(880,465)
Income tax expense			-0-
Net investment income	$41,673		$437,552	$21,285		$(880,465)
Net Realized Gains(losses)	(90,550,500)		-0-	(90,550,500)		-0-

Net Change in unrealized appreciation	-0-		-0-	-0-		-0-

Net increase in net assets resulting from operations (loss)	$(90,508,827)		$437,552	(90,528,915)		$(880,465)

Earnings (loss) per common share - basic	$(.706)		$(.017)	$(1.045)		$(.034)
Earnings (loss) per common share - diluted	$(.706)		$(.017)	$(1.045)		$(.034)
Weighted avg common shares out. - basic	128,200,986		25,809,569	86,666,336		25,683,778
Weighted avg common shares out. - diluted	128,200,986		25,809,569	86,666,336		25,683,778

KAISER HIMMEL IMPERIALI, INC.
Statement of Change in Net Assets
For the Six Months Ended
February 29, 2007 and 2008

Operations:	2008	2007
Net Investment Income	$97,186	$(880,465)
Net Realized Gains (losses)	$(90,550,500)	$-
Net Change in unrealized appreciation	$-0-	$-

Shareholder Distributions:
Common Stock Dividends	$-	$-

Capital share transactions:
Sales of Common Stock	$171,547,547	$491,036
		3,500,000
Total Increase in Net Assets	$81,094,233	$3,110,571
Net assets at beginning of period	$199,133	$609,541
Net assets at end of period	$81,293,366	$3,720,112
Net asset value per common share	$0.63	$0.14
Common shares outstanding at the end of period	128,200,986	19,177,000

KAISER HIMMEL IMPERIALI, INC.
Statement of Shareholder’s Equity
For the Six Months Ended
February 29, 2008

			Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance August 31, 2006	20,358,486	20,358	11,760,605	(11,069,208)	711,756

Issuance of common stock	17,842,500	18,031	4,357,358		4,375,389

Net gain for the year				(4,812,411)	(4,812,411)

Balance August 31, 2007	38,200,986	38,389	16,117,963	(15,881,619)	274,734

Issuance of common stock	90,000,000	9,852	171,537,695	-0-	171,547,547

Net gain for the year				(90,528,915)	(90,528,915)

Balance February 29, 2008	128,200,986	48,241	187,655,658	(106,410,534)	81,293,366

KAISER HIMMEL IMPERIALI, INC.
Statement of Investments
February 29, 2008

Private Finance Portfolio Company	Investment		Cost	Value
Sprint Nextel Corp	Common Stock	13,400,000 Shares	$171,533,400	$80,982,900
Imperiali Organization Inc.	Common Stock	5,000,000 Shares	$-	$-
I1Telecom Services Inc	Common Stock	30,000,000 Shares	$-	$30,000,000
I1Connect Inc	Common Stock	40,000,000 Shares	$3,500,000	$40,000,000
I1Films Inc	Common Stock	5,000,000 Shares	$-	$-
I1TV	Common Stock	10,000,000 Shares	$-	$-
I1Publishing	Common Stock	5,000,000 Shares	$-	$-
I1Political Advisory	Common Stock	5,000,000 Shares	$-	$-
I1Educatopm	Common Stock	5,000,000 Shares	$-	$-
Total			$175,033,400	$150,982,900

See Footnotes for Explanation of Valuation
Full value of investments is not recognized on the Balance Sheet.

KAISER HIMMEL IMPERIALI, INC.
Statement of Cash Flows
For the Six Months Ended
February 29, 2007 and 2008

	2008		2007
Cash flow from operating activities:
Net increase (decrease) in net assets from operations		$(90,528,915)	(880,465)
Adjustments to reconcile net income (loss) to net cash provided by operation activities:		$284,988	26,996
Change in net unrealized (increase) decrease of investments		$90,813,903

Net cash used by operating activities	$		(853,469)

Cash flows from investing activities:
Net cash used in investing activities		$(80,982,900)

Cash flows from finanancing activities
Proceeds from common stock		$171,533,400	491,036

Net cash provided by financing activities		$171,533,400	491,036

Net increase in cash		$(173,403)	(362,433)

Cash at beginning of period		$189,368	609,541

Cash at end of period		$15,965	247,108

 NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of presentation

The accompanying audited financial statements for February 29, 2008 and unaudited financial statements for February 28, 2007 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

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

In November 2005, we changed our name to Imperiali, Inc. and commenced operations as an investment company. To date, the activities of our principals have largely been limited to organizational matters and fund raising. We have commenced the private placement of up to 10 million of the Company's common shares in an offering (the "Offering") exempt from the registration requirements of the Securities Act of 1933 ("1933 Act") pursuant to Section 4(2) thereof and Regulation D ("Regulation D") thereunder. At August 31, 2007, the Company’s total assets were $3,699,133 and its net asset value per share (“NAV”) was $.10. Upon the closing of the Offering, the Company's common shares will be owned by numerous persons that are both "accredited investors," as that term is defined in Regulation D, and "qualified clients" within the meaning of the Investment Advisers Act of 1940 (the "1940 Act"),

Pursuant to two agreements between the Company and Kaiser Himmel, Inc., the two parties consisting of Kaiser Himmel Corporation and Imperiali, Inc. are to provide for, among other things, the following:

Consideration thereof for the agreement 80,000,000 shares of Imperiali Inc. common stock shall be issue to KHC in exchange the Company receipt shall consist of: 13.4 million (thirteen million four hundred thousand) shares of Sprint Nextel Corp. Common Stock (NYSE:S) which is held in the name of KHC at Bank of America of which has a restriction until October 2008.

Based upon the purchase of these shares of the Company, KHC et al. will advise Bank of America that upon the expiration of the Restriction Legend on the securities, these 13.4 million shares will be directly transferred to Imperiali Inc.’s Stock Brokerage Account. Furthermore, KHC agrees to notify Bank of America to incorporate this subscription agreement within its custodial agreement with Bank of America for its equity holdings in Sprint Nextel Corp (NYSE:S). This payment is non-cancellable, and Bank of America will be noticed that said transfer is to occur on October 2008. Account numbers and legal documents will be completed pertaining to proof of funds.

Upon signing the subscription agreement, the Company will loan a total of $380,000 (three hundred and eighty thousand dollars) to KHC at the current prime interest rate plus 1% (one percent) due and payable October 2008. $150,000 (one hundred fifty thousand dollars) will be transferred upon both parties signing this agreement and the balance within 30 days.

In addition as part of the agreement the Company agrees to loan $3,000,000 to KHC at the current prime interest rate plus 1% (one percent) due and payable.

Upon closing of both of these transactions KHC will control 62.5% of the Company.

Effective with the agreement the Company has appointed Eric Skys as Chief Executive Officer and Chairman of the board.

Mr. Skys is currently the Chairman of Kaiser Himmel Corporation, overseeing the investments in and/or purchase of companies in the technology arena. Mr. Skys has experience with Artificial Intelligence and created the worlds first artificial intelligence powered anti virus in early 2004, Aedan Anti Virus through Backspace2 Corporation. Mr. Skys has served with the United State Marine Corp as a First Lieutenant with specialized training in tactical coordination and weapons development. He has also been trained in special operations and tactics. He has designed weapons for the United States government that include ‘smart weapons’, or weapons that use artificial intelligence. He has worked with Bulltek LTD as Head Software Developer, CTO, CIO, Director of Security Intelligence, and their Anti-Hacker Countermeasure Event Coordinator. He also created his own video game company at age 16, Virtual Active Systems.

Mr. Skys is qualified to write software in most program languages and has developed his own language as well.

Also effective with the agreement with Kaiser Himmel the Company has changed it’s name to Kaiser Himmel Imperali, Inc.

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

Nature of Business

Kaiser Himmel Imperiali, Inc. is a team of global expansion and business development company experts that are strategically positioned around the globe to identify emerging companies that wish to align with strategic partners to grow their businesses, and raise capital for business development and telecommunications infrastructure.
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

Income Taxes
The Company is recognized as a corporation under the Internal Revenue Code. As such, the corporation must report income and expenses properly on their tax return and pay all the related income taxes. As of February 29, 2008 the Company has an approximately $8,200,000 net operating loss carryover which can be used against future income through 2018. No provisions for income taxes are provided in these financial.

Concentration of Credit Risk
The Company maintains cash accounts in commercial banks. Total cash deposits are secured by the Federal Deposit Insurance Corporation (FDIC) up to a limit of $100,000 per company. As of February 29, 2008, some of the Company’s cash equivalent balances were deposited in accounts with a stock brokerage firm.

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

Note 3 - Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations,” which replaces SFAS No. 141,“ Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4. Investments:

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

Note 5. Portfolio -

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

As part of the past management services, Kaiser Himmel Imperiali, Inc. acquired Imperiali Organization LLC as of February 15, 2006. Imperiali Organization has one unit in the LLC, which represents 100% ownership. Through the ownership of Imperiali Organization, LLC, Imperiali Inc. acquired all the assets of Imperiali Organization, LLC, including an internet search engine project and all the telecom projects associated with the previous New Millennium Development Group projects.

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

Management devised a plan to combine I1Connect and a global media public relations firm which was acquired by Kaiser Himmel Imperiali, Inc. . The combined subsidiary was set up in July 2007 as I1Connect, Inc. Kaiser Himmel Imperiali, Inc. owns 40,000,000 shares of I1Connect, Inc. The company has issued a Private Placement Memorandum. The last share of I1connect sold at $1 per share under the private placement or a $40,000,000 valuation.

Additionally, Imperiali, Inc reentered the telecommunications business. The telecommunications project is now a going concern. Kaiser Himmel Imperiali, Inc. valued the telecom project at $30,000,000 as of May 31, 2007. The asset included the previous New Millennium Development Group assets that Bank of America had valued, on a global basis, at approximately 5 billion dollars.

Kaiser Himmel Imperiali, Inc. subsequently set up a company I1Telecommunications, Inc. for the purpose of acquiring some of the telecom projects of Imperiali Organization, LLC. Kaiser Himmel Imperiali, Inc. owns 30 million shares of I1Telecommunications, Inc. Management has entered into a partnership agreement with a South American telecommunications company and has entered into Memorandums of Understanding with other telecommunications partners. Management now believes that the combined future potential of Imperiali Telecom, Inc is at least 5% of the total value of the original projects or $250,000,000. The projects must be funded to proceed forward with the business plan to realize the $250,000,000 valuation.

Management has subsequently formed a subsidiary company from the film project, entitled I1Films, Inc. Kaiser Himmel Imperiali, Inc. owns 5,000,000 shares of I1Films. Management is in the process of obtaining an independent valuation and has not established a value of I1Films, Inc.

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

Note 6 - Kaiser Himmel Stock Issuance

Pursuant to two agreements between the Company and Kaiser Himmel, Inc., the two parties consisting of Kaiser Himmel Corporation and Imperiali, Inc. are to provide for, among other things, the following:

Consideration thereof for the agreement 80,000,000 shares of Imperiali Inc. common stock shall be issue to KHC in exchange the Company receipt shall consist of: 13.4 million (thirteen million four hundred thousand) shares of Sprint Nextel Corp. Common Stock (NYSE:S) which is held in the name of KHC at Bank of America of which has a restriction until October 2008.

Based upon the purchase of these shares of the Company, KHC et al. will advise Bank of America that upon the expiration of the Restriction Legend on the securities, these 13.4 million shares will be directly transferred to Imperiali Inc.’s Stock Brokerage Account. Furthermore, KHC agrees to notify Bank of America to incorporate this subscription agreement within its custodial agreement with Bank of America for its equity holdings in Sprint Nextel Corp (NYSE:S). This payment is non-cancellable, and Bank of America will be noticed that said transfer is to occur on October 2008. Account numbers and legal documents will be completed pertaining to proof of funds. As of February 29, 2008 the Company has not carried the value of the shares on the financial statements. The stock will be valued upon the deliverance of a power of attorney to the company to manage KHC brokerage account.

Upon signing the subscription agreement, the Company will loan a total of $380,000 (three hundred and eighty thousand dollars) to KHC at the current prime interest rate plus 1% (one percent) due and payable October 2008. $150,000 (one hundred fifty thousand dollars) will be transferred upon both parties signing this agreement and the balance within 30 days.

In addition as part of the agreement the Company agrees to loan $3,000,000 to KHC at the current prime interest rate plus 1% (one percent) due and payable.

Upon closing of both of these transactions KHC will control 62.5% of the Company.

Note 6. Debt– As of February 29, 2008 the company has debt due of $300,000 to Daniel Imperato a member of the Board of Directors.

Note 7: Guaranteed Commitments: The Company leases approximately 688 square feet of space at 777 S Flagler Drive, Suite 800W, West Palm Beach, Florida USA 33401. The office space is used for sales, administrative offices, and customer support.

Note 8. Employee Compensation Plans – The Company has no Defined Benefit or Defined Contribution Pension Plans.

Note 9. Stock Option Plans – The Company has no Stock Option Plans.

Note 10 Hedging Activities: The Company did not engage in Hedging Activity.

Note 11 Litigation: The Company has no lawsuits pending

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

We have filed an election with the Securities and Exchange Commission to be regulated as a business development company under the 1940 Act and expect that election to become effective after the effective date of this Registration Statement. As a business development company, we intend to focus primarilyon micro-cap companies with sales of $25-$50 million and a strong domestic presence, with a key product or service that is globally marketable. Micro-cap companies (market capitalization below $50 million) are more likely than larger companies to focus on innovative products and services. Due to the high cost of competition on a global scale, these micro-caps are losing market share. They may not have the advertising dollars to compete, may lack access to long-term debt financing for expansion and manufacturing and, more generally, they lack the experience and contacts to access new global markets.

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

 Results of Operations

Three Months Ended February 29, 2008 as compared to three months ended February 28, 2007, we incurred a net loss of $90,508,827 for the current period as compared to a loss of $437,552. The difference mainly is due to the realized losses of $90,550,500 from the decrease in value of the Sprint/Nextel stock acquired in the Kaiser Himmel transaction

Six Months Ended February 29, 2008 as compared to six months ended February 28, 2007, we incurred a net loss of $90,528,915 for the current period as compared to a loss of $880,465. The difference mainly is due to the realized losses of $90,550,500 form the decrease in value of the Sprint/Nextel stock acquired in the Kaiser Himmel transaction
.
General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company

Liquidity and Capital Resources

We had cash on hand of $15,965 at February 29, 2008 and had no other assets to meet ongoing expenses or debts that may accumulate. On October 2008 when the Sprint stock becomes available to the Company then the Company will be able to further implement its business plan. Until such time the company to raise capital will continue to rely on funding from its officers and private placement for sale of its stock. As of such date, we have accumulated a deficit of $90,528,915.

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

We are dependent on a key person.

Daniel J. Imperato has principally conducted the development stage activities of the Company. Although he is not an employee of the Company, the loss of his services could negatively affect the Company. The Company has purchased “key man” life insurance on the life of Mr. Imperato.

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

Within 45 days of the filing of this Form 10-QSB, an evaluation was carried out Eric Skys, our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Skys concluded that as of February 29, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

DATE: March 28, 2008

Imperiali Inc

By:	/s/ Eric Skys
Eric Skys – Chief Executive Officer
(Principal Executive Officer)