Form 10QSB
period 2008-05-31
Kaiser Himmel Imperali, Inc.
filed 2008-07-22
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

Imperiali Inc.

(Name of Small Business Issuer as Specified in Its Charter)

Florida	65-0574887
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
222 Lakeview Avenue, Suite 160
West Palm Beach, Florida 33401

(Address of Principal Executive Offices)

(561) 805-9494

(Issuer’s Telephone Number, including Area Code)

 Kaiser Himmel Imperiali, Inc., 777 S. Flagler Dr., Suite 800W., West Palm Beach, FL 33139
(Former Name or Former Address, if Changes Since Last Report)

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
500,000,000 shares; As of July 21, 2008 48,200,986 shares issued and outstanding

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Current Report on Form 10-QSB contains some forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, including, in particular, future sales, product demand, the market for our products in the People’s Republic of China and elsewhere, competition, exchange rate fluctuations and the effect of economic conditions include forward-looking statements.

Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties.

Investors are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events. You are advised, however, to consult any additional disclosures we make in our reports on Form 10-KSB, Form 10-QSB, Form 8-K, or their successors.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I

CERTIFICATIONS

Exhibit 31 – Management certification	20-24

Exhibit 32 – Sarbanes-Oxley Act	20-24

PART I.

ITEM 1. FINANCIAL STATEMENTS

IMPERIALI, INC.
Balance Sheets
May 31, 2008 and August 31, 2007

	August 31, 2007	May 31, 2008

ASSETS
Portfolio At Value:
Private Finance			-0-
Companies more than 25% owned (cost: 2007 - $3,500,000; 2008 - $-0-)	$-0-		$-0-
Companies less than 5% owned (cost: 2007 – N/A; 2008- N/A)
Current assets:			-0-
Cash	$189,368		$-0-
Prepaid Expenses	$9,765		$-0-
Total current assets	$199,133	$

Note receviable	$-		$15,000
Fixed Assets			1,000
Investment in subsidiary			680,000
Total assets	$199,133		$696,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other current liabilities	$26,614		$84,296
Note payable-related party			300,000
Total current liabilities	$26,614		$384,296

Stockholders' equity:

Common stock; $.001 par value; authorized - 500,000,000 shares; 48,200,986 and 38,200,986 shares issued and outstanding at May 31, 2008 and August 31, 2007 respectively	$38,389		$48,200
Additional paid in capital	$16,117,963		$16,163,697
Accumulated deficit	$(11,171,422		$(18,575)
Undistributed Earnings	$(4,812,411		$(15,881,614)
Total shareholders' equity	$172,519		$311,704

Total liabilities and shareholders' equity	$199,133		$696,000

IMPERIALI, INC.
Statement of Operations
Three and Nine Months Ended May 31, 2008

	For the Three Months Ended May 31			For the Nine Months Ended May 31
	2008	2007		2008		2007
Interest and Related Portfolio Income:						-
Interest and dividends	$10		$699		$735	$6,692
Consulting Income	50,000		-0-		358,000	-0-
Total revenue	50,010		699		358,735	5,505
Expenses:
Employees and Consulting	$(81,971)			$	$ (344,294)	$(1,022,630)
General and administrative	(3,144)		(438,251)		(33,016)	(166,463)
Total Expenses	$(85,115)	$	(438,251)		$(377,310)	$(1,189,093)
Net income (loss) before income taxes	(35,105)		(437,552)		(18,575)	(1,182,401)
Income tax expense			-0-
Net investment income	$(35,105)		$437,552		$0	$(1,182,401)
Net Realized Gains(losses)	-0-		-0-		-0-	-0-

Net Change in unrealized appreciation	-0-		-0-		-0-	36,500,000

Net increase in net assets resulting from operations (loss)	$(35,105)		$437,552		(18,575)	$35,317,599

Earnings (loss) per common share - basic	$(.0007)		$(.017)		$(.0003)	$1.364
Earnings (loss) per common share - diluted	$(.0007)		$(.017)		$(.0003)	$1..64
Weighted avg common shares out. - basic	48,200,986		25,809,569		48,200,986	25,888,375
Weighted avg common shares out. - diluted	48,200,986		25,809,569		48,200,986	25,888,375

IMPERIALI, INC.
Statement of Change in Net Assets
For the Nine Months Ended
May 31, 2007 and 2008

	2008	2007
Operations:
Net Investment Income	$(18,575)	$(880,465)
Net Realized Gains (losses)	$-0-	$-
Net Change in unrealized appreciation	$-0-	$-

Shareholder Distributions:
Common Stock Dividends	$-	$-

Capital share transactions:
Sales of Common Stock	$-0-	$491,036
		3,500,000
Total Increase in Net Assets	$496,867	$3,110,571
Net assets at beginning of period	$199,133	$609,541
Net assets at end of period	$696,000	$3,720,112
Net asset value per common share	$0.01	$0.14
Common shares outstanding at the end of period	48,200,986	19,177,000

IMPERIALI, INC.
Statement of Shareholder’s Equity
For the Nine Months Ended
May 31, 2008

			Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance August 31, 2006	20,358,486	20,358	11,760,605	(11,069,208)	711,756

Issuance of common stock	17,842,500	18,031	4,357,358		4,375,389

Net gain for the year				(4,812,411)	(4,812,411)

Balance August 31, 2007	38,200,986	38,389	16,117,963	(15,881,619)	274,734

Issuance of common stock	10,000,000	9,811	45,734		55,545

Net gain (loss) for the year				(18,575)	(18,575)

Balance May 31, 2008	48,200,986	48,200	16,163,697	(15,900,194)	311,704

IMPERIALI, INC.
Statement of Investments
May 31, 2008

Private Finance Portfolio Company	Investment		Cost	Value
Imperiali Organization Inc.	Common Stock	5,000,000 Shares	$-	$-
I1Telecom Services Inc	Common Stock	30,000,000 Shares	$-	$30,000,000
I1Connect Inc	Common Stock	40,000,000 Shares	$-	$40,000,000
I1Films Inc	Common Stock	5,000,000 Shares	$-	$-
Total			$-0-	$70,000,000

See Footnotes for Explanation of Valuation

Full value of investments is not recognized on the Balance Sheet.

Investments in I1 TV, I1 Publishing, I1 Political Advisory and I1 Education have been eliminated from investment schedule as compared to prior filings. Elimination of investment was eliminated due to operations in companies no longer active and all outstanding shares have been retired.

IMPERIALI, INC.
Statement of Cash Flows
For the Nine Months Ended
May 31, 2007 and 2008

	2008	2007
Cash flow from operating activities:
Net increase (decrease) in net assets from operations	$(18,575)	(1,182,401)
Adjustments to reconcile net income (loss) to net cash provided by operation activities:	$263,487
Change in net unrealized (increase) decrease of investments	$244,912	144

Net cash used by operating activities		$(1,182,257)

Cash flows from investing activities:
Net cash used in investing activities	$-0-

Cash flows from financing activities
Issuance common stock-non cash	$55,545	756,036

Net cash provided by financing activities	$55,545	756,036

Net increase in cash	$(189,367)	(426,221)

Cash at beginning of period	$189,367	609,541

Cash at end of period	$0	183,320

IMPERIALI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended May 31, 2007 and 2008

NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of presentation

The accompanying unaudited financial statements for nine months ended May 31, 2007 and 2008 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

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

In November 2005, we changed our name to Imperiali, Inc. and commenced operations as an investment company. To date, the activities of our principals have largely been limited to organizational matters and fund raising. We have commenced the private placement of up to 10 million of the Company's common shares in an offering (the "Offering") exempt from the registration requirements of the Securities Act of 1933 ("1933 Act") pursuant to Section 4(2) thereof and Regulation D ("Regulation D") thereunder. At August 31, 2007, the Company’s total assets were $3,699,133 and its net asset value per share (“NAV”) was $.10. Upon the closing of the Offering, the Company's common shares will be owned by numerous persons that are both "accredited investors," as that term is defined in Regulation D, and "qualified clients" within the meaning of the Investment Advisers Act of 1940 (the "1940 Act"),

On May 23, 2008 the Company determined that the transaction with Kaiser Himmel Corporation as described in below and in prior 8K and 10QSB filings needs to be reevaluated. As stated in the prior 8K filed November 15, 2007 and subsequent 10QSB for six months ended February 29, 2008 the conditions of the transaction require the delivery of restricted Sprint Nextel common stock along with power of attorney by October 2008. However recent events have raised the possibility that those restrictions may not be able to be met.

IMPERIALI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended May 31, 2007 and 2008

Due to this uncertainty, the Company has determined that the 80,000,000 shares issued for common stock for 13,600,000 shares of Sprint Nextel common shock should not be recorded by the Company until conditions of the restriction are satisfied and that those shares are transferred to the control of the Company.

As a result the total assets and total stockholders equity on the balance sheet at May 31, 2008 will be reduced by $80,982,900. Also, the unrealized loss in the statement of operations for the nine months ended May 31, 2009 would be reduced by $90,550,500. The basic and diluted earnings per share increased from the previously reported loss of $1.045 to $0.000.

The original agreements were pursuant to two agreements between the Company and Kaiser Himmel, Inc., the two parties consisting of Kaiser Himmel Corporation and Imperiali, Inc. were to provide for, among other things, the following:

Consideration thereof for the agreement 80,000,000 shares of Imperiali Inc. common stock shall be issue to KHC in exchange the Company receipt shall consist of: 13.4 million (thirteen million four hundred thousand) shares of Sprint Nextel Corp. Common Stock (NYSE:S) which is held in the name of KHC at Bank of America of which has a restriction until October 2008.

Based upon the purchase of these shares of the Company, KHC et al. was to advise Bank of America that upon the expiration of the Restriction Legend on the securities, these 13.4 million shares will be directly transferred to Imperiali Inc.’s Stock Brokerage Account. Furthermore, KHC agrees to notify Bank of America to incorporate this subscription agreement within its custodial agreement with Bank of America for its equity holdings in Sprint Nextel Corp (NYSE:S). This payment is non-cancellable, and Bank of America will be noticed that said transfer is to occur on October 2008. Account numbers and legal documents will be completed pertaining to proof of funds.

Upon signing the subscription agreement, the Company has loaned a total of $380,000 (three hundred and eighty thousand dollars) to KHC at the current prime interest rate plus 1% (one percent) due and payable October 2008. $150,000 (one hundred fifty thousand dollars) will be transferred upon both parties signing this agreement and the balance within 30 days.

In addition as part of the agreement the Company agrees to loan $3,000,000 to KHC at the current prime interest rate plus 1% (one percent) due and payable. This loan was never transacted.

Upon closing of both of these transactions KHC was to control 62.5% of the Company.

Effective with the agreement the Company had appointed Eric Skys as Chief Executive Officer and Chairman of the board.

Also effective with the agreement with Kaiser Himmel the Company has changed its name to Kaiser Himmel Imperali, Inc. Due to the rescission of the agreement the Company changed its name back to Imperiali, Inc.

As described above the Company determined that the transaction with Kaiser Himmel Corporation described below (KHC) needs to be reevaluated. As stated in the prior 8K filed November 15, 2007 and subsequent 10QSB for six months ended February 29, 2008 the conditions of the transaction require the delivery of restricted Sprint Nextel common stock along with power of attorney by October 2008. As previously discussed recent events have raised the possibility that those restrictions may not be able to be met.

On May 29, 2008 at meeting of the Company’s Board of Directors, the board approved in exchange for the forgiveness of debt owed to the Company by Kaiser Himmel, Kaiser Himmel will relinquish all assets of Kaiser Himmel including accounts receivable, software, hardware, and work in process for all software projects. Prototypes, websites, trademarks, vehicles and source code to Imperiali Organization. The debt is to be assumed by Imperiali Organization and any prior liens will be release.

IMPERIALI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended May 31, 2007 and 2008

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

Income Taxes

The Company is recognized as a corporation under the Internal Revenue Code. As such, the corporation must report income and expenses properly on their tax return and pay all the related income taxes. As of May 31, 2008 the Company has an approximately $10,200,000 net operating loss carryover which can be used against future income through 2018. No provisions for income taxes are provided in these financial.

Concentration of Credit Risk

The Company maintains cash accounts in commercial banks. Total cash deposits are secured by the Federal Deposit Insurance Corporation (FDIC) up to a limit of $100,000 per company. As of May 31, 2008, some of the Company’s cash equivalent balances were deposited in accounts with a stock brokerage firm.

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

IMPERIALI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended May 31, 2007 and 2008

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

Valuation Policies:

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

IMPERIALI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended May 31, 2007 and 2008

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

IMPERIALI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended May 31, 2007 and 2008

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

As part of the past management services, Imperiali, Inc. acquired Imperiali Organization LLC assets as of February 15, 2006. Imperiali Organization has one unit in the LLC, which represents 100% ownership. Through the ownership of Imperiali Organization, LLC, Imperiali Inc. acquired all the assets of Imperiali Organization, LLC, including an internet search engine project and all the telecom projects associated with the previous New Millennium Development Group projects.

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

IMPERIALI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended May 31, 2007 and 2008

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

On May 29, 2008 at meeting of the Company’s Board of Directors, the board approved in exchange for the forgiveness of debt owed to the Company by Kaiser Himmel, Kaiser Himmel will relinquish all assets of Kaiser Himmel including accounts receivable, software, hardware, and work in process for all software projects. Prototypes, websites, trademarks, vehicles and source code to Imperiali Organization. The debt is to be assumed by Imperiali Organization and any prior liens will be release.

Note 6. Debt– As of May 31, 2008 the company has debt due of $300,000 to Daniel Imperato a member of the Board of Directors.

Note 7. Employee Compensation Plans– The Company has no Defined Benefit or Defined Contribution Pension Plans.

Note 8. Stock Option Plans– The Company has no Stock Option Plans.

Note 9 Hedging Activities: The Company did not engage in Hedging Activity.

Note 10 Litigation: The Company has no lawsuits pending

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

On May 29, 2008 at meeting of the Company’s Board of Directors, the board approved in exchange for the forgiveness of debt owed to the Company by Kaiser Himmel, Kaiser Himmel will relinquish all assets of Kaiser Himmel including accounts receivable, software, hardware, and work in process for all software projects. Prototypes, websites, trademarks, vehicles and source code to Imperiali Organization. The debt is to be assumed by Imperiali Organization and any prior liens will be release.

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

 Results of Operations

Three Months Ended May 31, 2008 as compared to three months ended May 31, 2007, we incurred a net loss of $35,105 for the current period as compared to a loss of $437,552. The difference mainly is due to payments to consultants for services in the prior year.

Nine Months Ended May 31, 2008 as compared to nine months ended May 31, 2007, we incurred a net loss of $18,575 for the current period as compared to a loss of $1,182,401. The difference mainly is due to payments to consultants for services in the prior year.
.
General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company

Liquidity and Capital Resources

We had cash on hand of $-0- at May 31, 2008 and had no other assets to meet ongoing expenses or debts that may accumulate. The company to raise capital will continue to rely on funding from its officers and private placement for sale of its stock.

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

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Within 45 days of the filing of this Form 10-QSB, an evaluation was carried out by Daniel Imperato, our Interim Principle Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  In making this assessment, Daniel Imperato used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, Mr. Imperato concluded that as of May 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our filings with the Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended May 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended May 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended May 31, 2008.

ITEM 5.  OTHER INFORMATION

None.

PART II.   OTHER INFORMATION

ITEM 6.	EXHIBITS

(a)	EXHIBITS. The following exhibits are filed as part of this report.

31	Certification of Interim Principle Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Interim Principle Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Interim Principle Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Principle Accounting Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Imperiali Inc

DATE: July 22, 2008	By:	/s/ Daniel Imperato
(Interim Principle Executive Officer)

Date: July 22, 2008	By:	/s/ Brad Hacker
(Interim Principal Accounting Officer)