Form 10-Q/A
period 2006-11-30
Kaiser Himmel Imperali, Inc.
filed 2008-09-24
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment 4

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity:
Common stock; $.001 par value; authorized-
500,000,000 shares; issued and outstanding-
2006 20,358,486 shares; 2005 17,995,986 shares-

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

IMPERIALI INC.
QUARTERLY REPORT ON FORM 10-Q/A

For the quarterly period ended November 30, 2006

EXPLANATORY NOTE

This Amendment No. 4 on Form 10-Q/A to the Quarterly Report on Form 10-QSB of Imperiali, Inc. (the Company) for the quarterly period ended November 30, 2006 is being filed to restate the Company’s Financial Statements to reduce the valuation of investments.

In regards to Exhibits 31 and 32, the original filings were signed by Charles A. Fiscina and Brad Hacker in their capacity as Financial Officers of the Company. These two individuals are no longer with the Company. Daniel Imperato, as ‘Interim Non-Executive Chairman Emeritus’ will sign the exhibits on the premise that the original exhibits were valid and fully complied with the requirements with appropriate sections of the Security Exchange Act of 1934 and that the information contained in such 10Q and 10K reports fairly represents the financial condition and results of operations of Imperiali Inc.

IMPERIALI, INC.
Balance Sheets
November 30, 2006 and August 31, 2006

	As of November 30,	As of August 31,
	2006	2006
	Restated
ASSETS
Portfolio At value:
Private Finance
Companies more than 25% owned (cost: 2006 -$3,500,000)	$-	$-
Current assets:
Cash	$431,664	$609,541

Total current assets	$431,664	$609,541

Total assets	$431,664	$609,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Due to officer	$-	$-

Total current liabilities	$-	$-

Stockholders’ equity:

Common stock; $.001 par value; authorized-
500,000,000 shares; 25,757,486 and 20,358,486
shares issued and outstanding at November 30,
2006 and August 31, 2006 respectively	$25,757	$20,358
Additional paid in capital	15,520,242	11,760,605
Accumulated deficit	(11,171,422)	(11,171,422)
Net Income	(3,942,913)	-
Total shareholders’ equity	$431,664	$609,541

Total liabilities and shareholders’ equity	$431,664	$609,541

Net Asset Value per Common Share	$.02	$.02

See notes to financial statements

IMPERIALI, INC.
Statements of Operations

For the Three Months Ended November 30, 2006
Restated
Interest and Related Portfolio Income:
Interest and dividends	$4,806

Expenses:
General and administrative	(447,719)

Net Investment Income	$(442,913)

Net Realized Gains (losses)	(3,500,000)

Net Change in unrealized appreciation	-

Net increase in net assets resulting from operations (loss)	$(3,942,913)

Earnings (loss) per common share - basic	$(.15)
Earnings (loss) per common share - basic	$(.15)
Weighted average common shares outstand.- basic	25,757,986
Weighted average common shares outstand.- diluted	25,757,986

See notes to financial statements

IMPERIALI, INC.
Statements of Change in Net Assets

For the Three Months Ended November 30, 2006
Restated
Operations:
Net Investment Income	$(442,913)
Net Realized Gains (losses)	(3,500,000)
Net Change in unrealized appreciation	-

Shareholder Distributions:
Common Stock Dividends	-

Capital share transactions:
Common stock issued for investments	3,500,000
Sales of Common Stock	265,036

Total Increase in Net Assets	$(177,877)
Net assets at beginning of period	$609,541
Net assets at end of period	$431,664
Net asset value per common share	$0.02
Common shares outstanding at the end of period	25,757,486

IMPERIALI, INC.
Statements of Investments

Private Finance Portfolio Company	Investment	Cost	Value
Imperiali, Org.	Common Stock	$3,500,000	$0

See notes to financial statements

IMPERIALI, INC.
Statements of Cash Flows

For the Three Months Ended November 30, 2006
Restated
Cash flows from operating activities:
Net income (loss)	$(3,942,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase (decrease) in:
Due to officer

Net cash used by operating activities	$(3,942,913)

Cash flows from investing activities:
Net cash used in investing activities	—

Cash flows from financing activities:
Common stock issued for investments	$3,500,000
Proceeds from common stock	265,036

Net cash provided by financing activities	$3,765,036

Net increase in cash	$(177,877)

Cash at beginning of year	$609,541

Cash at end of quarter	$431,664

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

Results of Operations

During the quarter ended November 30, 2006, we incurred a net loss of $3,942,912. General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company.

Liquidity and Capital Resources

We had cash on hand of $431,664 at November 30, 2006 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $11,171,422. As of November 30, 2006 we had expenses totaling $ 447,718.

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

PART II.   OTHER INFORMATION

ITEM 6.	EXHIBITS and REPORTS on FORM 8-K

(a)	EXHIBITS. The following exhibits are filed as part of this report.

31	Certification of Chief Executive Officer, President and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, President and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K. None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: September 19, 2008

Imperiali Inc

By:	/s/ Daniel Imperato
Daniel Imperato Interim Non-Executive Chairman Emeritus