Form 10-Q/A
period 2007-02-28
Kaiser Himmel Imperali, Inc.
filed 2008-09-24
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment 1

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

On February 28, 2007 there were 25,879,986 shares outstanding of the registrant’s common stock, $.001 par value.

IMPERIALI INC.
QUARTERLY REPORT ON FORM 10-Q/A

For the quarterly period ended February 28, 2007

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-QSB of Imperiali, Inc. (the Company) for the quarterly period ended February 28, 2007 is being filed to restate the Company’s Financial Statements to reduce the valuation of investments.

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

PART I.

Item 1. Financial Statements and Supplementary Data.

IMPERIALI, INC.
Balance Sheets
February 28, 2007 and August 31, 2006

	As of February 28,	As of August 31,
	2007	2006
	Restated	Restated
ASSETS
Portfolio at value:
Private Finance	$-	$-
Companies more than 25% owned (cost: 2006 -$3,500,000)	-	-

Current assets:
Cash	$247,108	$609,541
Total current assets	$247,108	$609,541

Total assets	$247,108	$609,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other liabilities	$26,996	$-

Total current liabilities	$26,996	$-

Stockholders’ equity:
Common stock; $.001 par value; authorized-
500,000,000 shares; 25,879,986 and 20,358,486
shares issued and outstanding at February 28,
2007 and August 31, 2006 respectively	$25,880	$20,358
Additional paid in capital	15,746,119	11,760,605
Accumulated deficit	(11,171,422)	(11,171,422)
Undistributed Earnings	(4,380,465)	-
Total shareholders’ equity	$220,112	$609,541

Total liabilities and shareholders’ equity	$247,108	$609,541

Net Asset Value per Common Share	$.01	$.03

See notes to financial statements

IMPERIALI, INC.
Statements of Operations

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2007	2006	2007	2006
	Restated		Restated
Interest and Related Portfolio Income:
Interest and dividends	$699	$-	$5,505	$-

Expenses:
General and administrative	(438,251)	(277,923)	(885,970)	(277,923)

Net investment income before income taxes	$(437,552)	$(277,923)	(880,465)	$(277,923)
Income tax expense	-	-	-	-
Net investment income	$(437,552)	$(277,923)	$(880,465)	$(277,923)

Net Realized Gains (losses)	-	-	(3,500,000)	-

Net Change in unrealized appreciation	-	-	-	-

Net increase in net assets resulting from operations (loss)	$(437,552)	$(277,923)	$(4,380,465)	$(277,923)

Earnings (loss) per common share - basic	$(.017)	$(.015)	$(.17)	$(.015)
Earnings (loss) per common share - diluted	$(.017)	$(.015)	$(.17)	$(.015)
Weighted average common shares outstand.- basic	25,809,569	18,294,686	25,683,778	18,149,136
Weighted average common shares outstand.- diluted	25,809,569	18,294,686	25,683,778	18,149,136

See notes to financial statements

IMPERIALI, INC.
Statements of Change in Net Assets

	For the Six Months Ended February 28,2007	For the Six Months Ended February 28, 2006
	Restated
Operations:	$(880,465	$(277,923)
Net Investment Income	-	-
Net Realized Gains (losses)	(3,500,000)	-

Shareholder Distributions:
Common Stock Dividends	-	-

Capital share transactions:
Sales of Common Stock	491,036	549,396
Common stock issued for investments	3,500,000	-
Total Increase in Net Assets	$(389,429)	$271,473
Net assets at beginning of period	609,541	-
Net assets at end of period	220,112	271,473
Net asset value per common share	$0.01	$0.01
Common shares outstanding at the end of period	25,879,986	19,177,000

See notes to financial statements

IMPERIALI, INC.
Statements of Investments

Private Finance Portfolio Company	Investment	Cost	Value
I1Search	Common Stock	$2,000,000	$0
I1Connect	Common Stock	$1,500,000	$0

See notes to financial statements

IMPERIALI, INC.
Statements of Cash Flows

	For the Six Months Ended February 28, 2007	For the Six Months Ended February 28, 2006
	Restated
Cash flows from operating activities:
Net income (loss)	$(4,380,465)	$(277,923)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	26,996	(12,591)
Increase (decrease) in:
Due to officer	-	-

Net cash used by operating activities	$(4,353,469)	$(290,514)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Common stock issued for investments	$3,500,000	$-
Proceeds from common stock	491,036	549,700

Net cash provided by financing activities	$4,991,036	$549,700

Net increase in cash	$(362,433)	$259,186

Cash at beginning of period	$609,541	$-

Cash at end of period	$247,108	$259,186

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

Concentration of Credit Risk
The Company maintains cash accounts in commercial banks. Total cash deposits are secured by the Federal Deposit Insurance Corporation

(FDIC) up to a limit of $100,000 per company. At February 28, 2007 the Company’s cash balances exceeded insured amounts by approximately $147,000.

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

Discounts on common equity securities

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

Note 3. Portfolio -

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

Note 6. Employee Compensation Plans –
The Company has no Defined Benefit or Defined Contribution Pension Plans.

Note 7. Stock Option Plans–
The Company has no Stock Option Plans.

Note 8. Financial Highlights -

	Six Months
	Ended	Year Ended
	Feb.28,	Aug. 31,
	2007	2006
Per share information
Net asset value, beginning of period	0.03	0.00
Net investment income (loss) (1)	(0.02)	(0.05)
Net realized and unrealized gain (loss) (1)

Net increase (decrease) in net assets
resulting from operations (1)	(0.02)	(0.05)
Issuance of common stock, warrants
and other new equity (1)	0.01	0.08
Net asset (deficit) value, end of period	0.01	0.03

Per share market value, end of period (2)	N/A	N/A

Total Return Based Upon Net Asset Value	-67%	NC

Ratios and Supplemental Data
Net assets, end of period	247,108	609,541
Common shares outstanding at end of period	25,879,986	20,358,486

Diluted weighted average number of shares
outstanding during the year	25,757,986	19,177,000

Ratio of expenses to average net assets (3)	17%	334%
Ratio of net increase (decrease) in net assets from
operations to average net assets (3)	-16%	-331%

Average Debt Outstanding
Average Debt per Share

(1) Calculated based on diluted weighted average number of shares outstanding during the year.

(2)	Not applicable - prior to public trading of shares
(3)	Annualized for interim period

During the quarter ended February 28, 2007, we incurred a net loss of $437,552. General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company and amounted to $438,251.

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

Results of Operations

During the quarter ended February 28, 2007, we incurred a net loss of $437,552.
General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company and amounted to $438,351.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS and REPORTS on FORM 8-K.

(a) EXHIBITS. The following exhibits are filed as part of this report.

31.	Certification of Chief Executive Officer, President and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer, President and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K. None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: September 19, 2008

Imperiali Inc

By	/s/ Daniel Imperato
Interim Non-Executive Chairman Emeritus