Form 10-Q/A
period 2007-05-31
Kaiser Himmel Imperali, Inc.
filed 2008-09-24
CIK 1359272

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

IMPERIALI INC.
QUARTERLY REPORT ON FORM 10-Q/A

For the quarterly period ended May 31, 2007

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-QSB of Imperiali, Inc. (the Company) for the quarterly period ended May 31, 2007 is being filed to restate the Company’s Financial Statements to reduce the valuation of investments.

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

PART I.

Item 1.  Financial Statements and Supplementary Data (Unaudited).

IMPERIALI, INC.
Balance Sheets
May 31, 2007 and August 31, 2006

	As of May 31, 2007	As of August 31, 2006
	Restated
ASSETS
Portfolio At Value:
Private Finance
Companies more than 25% owned (cost: 2007 - $3,500,000)	$-	$-

Current assets:
Cash	$183,320	$609,541
Prepaid Expenses	17,773	-

Total current assets	$201,093	$609,541

Total assets	$201,093	$609,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other current liabilities	$17,916	$-

Total current liabilities	$17,916	$-

Stockholders' equity:

Common stock; $.001 par value; authorized -
500,000,000 shares; 38,188,486 and 20,358,486
shares issued and outstanding at May 31, 2007
and August 31, 2006 respectively	$38,188	$20,358
Additional paid in capital	15,998,812	11,760,605
Accumulated deficit	(11,171,422)	(11,171,422)
Undistributed Earnings	(4,682,401)	-
Total shareholders' equity	$183,177	$609,541

Total liabilities and shareholders' equity	$201,093	$609,541

Net Asset Value per Common Share	$.00	$0.16

IMPERIALI, INC.
Statement of Operations

	For the Three Months		For the Nine Months
	Ended May 31,		Ended May 31,
	2007	2006	2007	2006
	Restated		Restated
Interest and Related Portfolio Income:
Interest and dividends	$1,187	$-	$6,692	$-

Expenses:
Employees and Consulting	(268,924)	(298,000)	(1,022,630)	(520,496)
General and administrative	(34,199)	(44,197)	(166,463)	(99,624)
Total Expenses	$(303,123)	$(342,197)	$(1,189,093)	$(620,120)

Net investment income before income taxes	$(301,936)	$(342,197)	$(1,182,401)	$(620,120)
Income tax expense	-	-	-	-
Net investment income	$(301,936)	$(342,197)	$(1,182,401)	$(620,120)

Net Realized Gains(losses)	-	-	-	-

Net Change in unrealized appreciation	-	-	(3,500,000)	-

Net increase in net assets resulting from	$(301,936)	$(342,197)	$(4,682,401)	$(620,120)
operations (loss)

Earnings (loss) per common share - basic	$(0.012)	$(0.014)	$(0.181)	$(0.031)
Earnings (loss) per common share - diluted	$(0.012)	$(0.014)	$(0.181)	$(0.031)
Weighted avg. common shares out. - basic	26,210,653	23,792,836	25,888,375	20,030,369
Weighted avg. common shares out. - diluted	26,210,653	23,792,836	25,888,375	20,030,369

IMPERIALI, INC.
Statement of Change in Net Assets

	For the Nine Months Ended May 31, 2007	For the Nine Months Ended May 31, 2006
	Restated
Operations:
Net Investment Income	$(1,182,401)	$(620,120)
Net Realized Gains (losses)	-	-
Net Change in unrealized appreciation	(3,500,000)	-

Shareholder Distributions:
Common Stock Dividends	-	-

Capital share transactions:
Common stock issued for investments	3,500,000
Sales of Common Stock	756,037	951,896

Total Increase in Net Assets	$(426,364)	$331,776
Net assets at beginning of period	$609,541	$-
Net assets at end of period	$183,177	$331,776
Net asset value per common share	$0.00	$0.01
Common shares outstanding at the end of period	38,188,486	24,007,486

IMPERIALI, INC.
Statement of Investments

Private Finance Portfolio Company	Investment	Cost	Value
Imperiali Organization	Common Stock	$3,500,000	$-

IMPERIALI, INC.
Statement of Cash Flows

	For the Nine Months Ended May 31, 2007	For the Nine Months Ended May 31, 2006
	Restated
Cash flow from operating activities:
Net income (loss)	$(4,682,401)	$(620,120)
Adjustments to reconcile net income (loss) to
net cash provided by operation activities:		(304)
Prepaid and other assets	(17,773)	-
Accounts payable and accrued expenses	(17,916	-
Net cash used by operating activities	$(4,682,258)	$(620,424)

Cash flows from investing activities:
Net cash used in investing activities	$-	$-

Cash flows from financing activities
Common stock issued for investments	3,500,000	-
Proceeds from common stock	756,037	952,200

Net cash provided by financing activities	$4,256,037	$952,200

Net increase in cash	$(426,221)	$331,776

Cash at beginning of period	$609,541	$-

Cash at end of period	$183,320	$331,776

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

Concentration of Credit Risk
The Company maintains cash accounts in commercial banks.  Total cash deposits are secured by the Federal Deposit Insurance Corporation (FDIC) up to a limit of $100,000 per company.  At May 31, 2007, the Company’s cash balances exceeded insured amounts by approximately $83,000.

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

Note 6. Guaranteed Commitments:

The Company leases approximately 688 square feet of space at 777 S Flagler Drive, Suite 800W, West Palm Beach, Florida USA 33401.  The office space is used for sales, administrative offices, and customer support.

Note 7. Employee Compensation Plans

The Company has no Defined Benefit or Defined Contribution Pension Plans.

Note 8. Stock Option Plans

The Company has no Stock Option Plans.

Note 9 Financial Highlights –

	Nine Months Ended May 31, 2007	Year Ended Aug. 31, 2006
	Restated
Per share information

Net asset value, beginning of period	0.03	0.00

Net investment income (loss) (1)	(0.05)	(0.05)
Net realized and unrealized gain (loss) (1)	1.41

Net increase (decrease) in net assets
resulting from operations (1)	1.36	(0.05)
Issuance of common stock, warrants
and other new equity (1)	0.45	0.08

Net asset (deficit) value, end of period	1.84	0.03

Per share market value, end of period (2)	N/A	N/A

Total Return Based Upon Net Asset Value	—%	NC

Ratios and Supplemental Data
Net assets, end of period	201,093	609,541
Common shares outstanding at end of period	38,188,486	20,358,486

Diluted weighted average number of shares
outstanding during the year	25,888,375	19,177,000

Ratio of expenses to average net assets (3)	6%	334%
Ratio of net increase (decrease) in net assets from
operations to average net assets (3)	-6%	-331%

Average Debt Outstanding	0	0
Average Debt per Share

(1)	Calculated based on diluted weighted average number of shares outstanding during the year.

(2)	Not applicable - prior to public trading of shares

(3)	Annualized for interim period

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

Liquidity and Capital Resources

We had cash on hand of $183,320 at May 31, 2007 and had no other assets to meet ongoing expenses or debts that may accumulate.  As of such date, we have accumulated a deficit of $11,171,422.  For the nine months ended May 31, 2007 we had expenses totaling $ 1,189,093.

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

Note 10. Hedging Activities:

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

Liquidity and Capital Resources

We had cash on hand of $183,320 at May 31, 2007 and had no other assets to meet ongoing expenses or debts that may accumulate.  As of such date, we have accumulated a deficit of $11,171,422.  For the nine months ended May 31, 2007 we had expenses totaling $ 1,189,093.

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

The Company filed notice with the Securities and Exchange Commission elected to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act.  Being subject to the business development company provisions requires us to meet significant numbers of regulatory and financial requirements as discussed in Item 1(c) — Regulation of the Company. Compliance with these regulations is expensive and may create financial problems for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time.   Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

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
Interim Non-Executive Chairman Emeritus