Form 10-K/A
period 2007-08-31
Kaiser Himmel Imperali, Inc.
filed 2008-09-24
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment 1)

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

IMPERIALI INC.
QUARTERLY REPORT ON FORM 10-Q/A

For the quarterly period ended August 30, 2007

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Quarterly Report on Form 10-KSB of Imperiali, Inc. (the Company) for the quarterly period ended August 30, 2007 is being filed to replace inappropriate financial Statements with those which have been subject to audit.

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

Part I

Item 1. Organization:

General Development of the Business

The Company were incorporated in Florida on September 27, 1994 by Daniel J. Imperato under the name Automated Energy Security Inc.

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

In March 1999, we changed our name to New Millennium Development Group, Inc. and our business operations to media and telecommunications, focusing on connectivity solutions, storage, fiber optic cable systems, security and the international long distance market. Our plan was to spearhead a subsea fiber optic cable system connecting 70 countries around the globe. In furtherance of the plan the Company entered into Memoranda of Understanding with 30 countries, completed landing party site and ocean surveys, arranged long-term financing and selected vendors and subcontractors for fiber optic cable and equipment. During the process, however, the price of cable systems skyrocketed, forcing us to reconsider our business plans and projections. The Company retained the services of an independent consultant who concluded that not only would increasing cable prices decrease long-term gains, the rapid development of the internet and Intellectual Property systems would render obsolete the market for fiber optic cable. Accordingly, in mid 2001 we shifted our focus away from fiber optic cable systems and concentrated on Voice over Internet Protocol (VOIP) and related services including high-speed wireless standard ISP and broadband services; international calling cards; video conferencing and related IP products.

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

Imperiali Inc. is a privately held Business Development Company (BDC) with over 475 shareholders (meets the minimum requirements to enter the public markets). A BDC is a special type of Investment Company designated by the Securities and Exchange Commission (SEC). This network comprises Imperiali Inc.’s Global Advisory Team. By being able to invest and/or loan capital and advice, Imperiali Inc. is able to monitor and, in most cases, influence events utilizing the tools and leverage that this business model affords; thus endeavoring to mitigate risk and safeguard investments, with the idea of creating shareholder value.

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

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Company does not expect  application of SFAS No. 155 to have a material effect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This  statement  is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material effect on its financial statements.

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

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 requires the Company to recognize the funded status of its post retirement plans on the balance sheet and recognize as a component of accumulated other comprehensive income the gains and losses, prior service costs or credits that occur during the financial year but are not recognized as components of the Company’s pension costs This  Statement  is effective as of the beginning of its first fiscal year that begins after December 15, 2008. The Company does not expect application of SFAS No. 156 to have a material effect on its financial statements.

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

•
First, the Company determines the portfolio company’s enterprise value as if the Company were to sell it in a “current sale.” In our evaluation process, the Company uses the AICPA’s definition of “current sale,” which means an “orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.”

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

Specific Considerations

The valuation of illiquid private securities is inherently subjective, and as a result, the Company intends to exercise good judgment in our evaluation process. Specifically, we will exercise care to assure that the Company has considered the position of the portfolio company today and the position of our security today given the data we have available. We will also exercise care to assure that the process is not too mechanical; however, there are some specific considerations to be addressed in our evaluation process. The ultimate goal is a reasonable estimate of fair value determined in good faith.

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

Once we have identified a target portfolio company, the Company will conduct our due diligence, and, as appropriate, determine whether to either (i) invest and advise or (ii) merely advise the portfolio company for a fee. Once we have decided to advise the portfolio company, we can distribute the portfolio company’s business plan or other corporate literature to our agents and affiliates in over 70 countries. Based upon the feedback from the various local agents and their local markets, we will determine how to proceed to assist the portfolio company in pursuing and executing viable growth opportunities and strategies in the countries where our business contacts have indicated clear business interest and market viability. Methods of expansion we may recommend to our portfolio companies include, but are not limited to, strategic partnering, joint venture, licensing with royalty agreement, regional distribution networks, regionalized manufacturing, and entry into the public markets.

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

Results of Operations

During the quarter ended August 31, 2007, our Net Investment Income incurred a net loss of $130,010. Total expenses incurred were $131,760 of which $109,144 was for Employees and Consulting and $22,616 was for General and Administrative Expense. General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company.

Liquidity and Capital Resources

We had cash on hand of $189,368 at August 31, 2007 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have an accumulated deficit of $15,983,833. For the twelve months ended August 31, 2007 we had expenses totaling $ 1,320,853.

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

•	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

•	The inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

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

Once we have identified a target portfolio company, the Company will conduct our due diligence, and, as appropriate, determine whether to either (i) invest and advise or (ii) merely advise the portfolio company for a fee. Once we have decided to advise the portfolio company, we can distribute the portfolio company’s business plan or other corporate literature to our agents and affiliates in over 70 countries. Based upon the feedback from the various local agents and their local markets, we will determine how to proceed to assist the portfolio company in pursuing and executing viable growth opportunities and strategies in the countries where our business contacts have indicated clear business interest and market viability. Methods of expansion we may recommend to our portfolio companies include, but are not limited to, strategic partnering, joint venture, licensing with royalty agreement, regional distribution networks, regionalized manufacturing, and entry into the public markets.

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

Liquidity and Capital Resources

We had cash on hand of $189,368 at August 31, 2007 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have an accumulated deficit of $15,983,833. For the twelve months ended August 31, 2007 we had expenses totaling $ 1,320,853.

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

•	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

•	The inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

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

Item 1A Risk Factors

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

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

ITEM 7. MANAGEMENT'S DISCUSSION and ANALYSIS or PLAN of OPERATIONS.

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

Once we have identified a target portfolio company, the Company will conduct our due diligence, and, as appropriate, determine whether to either (i) invest and advise or (ii) merely advise the portfolio company for a fee. Once we have decided to advise the portfolio company, we can distribute the portfolio company’s business plan or other corporate literature to our agents and affiliates in over 70 countries. Based upon the feedback from the various local agents and their local markets, we will determine how to proceed to assist the portfolio company in pursuing and executing viable growth opportunities and strategies in the countries where our business contacts have indicated clear business interest and market viability. Methods of expansion we may recommend to our portfolio companies include, but are not limited to, strategic partnering, joint venture, licensing with royalty agreement, regional distribution networks, regionalized manufacturing, and entry into the public markets.

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

Results of Operations

During the quarter ended August 31, 2007, our Net Investment Income incurred a net loss of $130,010. Total expenses incurred were $131,760 of which $109,144 was for Employees and Consulting and $22,616 was for General and Administrative Expense. General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company.

Liquidity and Capital Resources

We had cash on hand of $189,368 at August 31, 2007 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have an accumulated deficit of $15,983,833. For the twelve months ended August 31, 2007 we had expenses totaling $ 1,320,853.

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

•	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

•	The inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Item 8.  Financial Statements and Supplementary Data

IMPERIALI, INC.

Financial Statements

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

Larry O'Donnell, CPA, P.C.

Aurora, Colorado

October 22, 2007

Part I
Item 1. Financial Statements and Supplementary Data

IMPERIALI, INC.
Balance Sheets
August 31, 2007 and August 31, 2006

	As of August 31, 2007	As of August 31, 2006
		Restated
ASSETS
Portfolio At Value:
Private Finance
Companies more than 25% owned (cost: 2007 - $3,500,000)	$-	$-

Current assets:
Cash	189,368	609,541
Prepaid Expenses	9,765	-

Total current assets	$199,133	$609,541

Note receviable	-	-

Total assets	$199,133	$609,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other current liabilities	$26,614	$-

Total current liabilities	$26,614	$-

Stockholders' equity:
Common stock; $.001 par value; authorized -
500,000,000 shares; 38,200,986 and 20,358,486
shares issued and outstanding at August 31,
2007 and August 31, 2006 respectively	$38,389	$20,358
Additional paid in capital	16,117,963	11,760,605
Accumulated deficit	(11,171,422)	(11,171,422)
Undistributed Earnings	(4,812,411)	-
Total shareholders' equity	172,519	609,541

Total liabilities and shareholders' equity	$199,133	$609,541

IMPERIALI, INC.
Statement of Operations

	For the Twelve Months
	Ended August 31,
	2007	2006
	Restated	Restated
Interest and Related Portfolio Income
Interest and dividends	$8,442	$11,300
Gross revenues	$8,442	$11,300
Expenses:
Employees and Consulting	$(1,131,774)	$(920,496)
General and administrative	(189,079)	(99,659)
Total Expenses	$(1,320,853)	$(1,020,155)
Net investment income before income taxes	$(1,312,411)	$(1,020,155)
Income tax expense	-	-
Net investment income (loss)	(1,312,411)	(1,020,155)
Net Realized Gains(losses)	-	-

Net Change in unrealized appreciation	(3,500,000)	-

Net increase (decrease)in net assets resulting from operations (loss)	$(4,812,411)	$(1,008,855)

Earnings (loss) per common share - basic	$(0.166)	$(0.048)
Earnings (loss) per common share - diluted	$(0.166)	$(0.048)
Weighted avg common shares out. - basic	28,965,486	21,193,524
Weighted avg common shares out. - diluted	28,965,486	21,193,524

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	August 31,	August 31,
	2007	2006
Operations:
Net Investment Income	$(1,312,411)	$(1,008,855)
Net Realized Gains (losses)	-	-
Net Change in unrealized appreciation	(3,500,000)	-

Shareholder Distributions:
Common Stock Dividends	-	-

Capital share transactions:
Common stock issued for investments	3,500,000
Sales of Common Stock	875,389	1,618,396

Total Increase in Net Assets	$(437,022)	$609,541
Net assets at beginning of period	$609,541	$-
Net assets at end of period	$172,519	$609,541
Net asset value per common share	$0.00	$0.02
Common shares outstanding at the end of period	38,200,986	25,358,486

IMPERIALI, INC.
Statement of Changes in Stockholders' Equity

			Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, August 31, 2005	17,995,986	$17,996	$10,144,467	$(10,162,567)	$(104)

Issuance of common stock	2,362,500	2,362	1,616,138		1,618,500

Net loss for the year				(1,008,855)	(1,008,855)

Balance August 31, 2006	20,358,486	$20,358	$11,760,605	$(11,171,422)	$609,541

Issuance of common stock	17,842,500	18,031	4,357,358		4,375,389

Net gain for the year				(4,812,411)	(4,812,411)

Balance August 31, 2007	38,200,986	$38,389	$16,117,963	$(15,983,833)	$172,519

IMPERIALI, INC.
Statement of Investments

Private Finance Portfolio Company	Investment		Cost	Value
Imperiali Organization LLC			$-	$-
I1Telecom Services Inc	Common Stock	30,000,000 Shares	-	-
I1Connect Inc	Common Stock	40,000,000 Shares	3,500,000	-
I1Films Inc	Common Stock	5,000,000 Shares	-	-

Total			$3,500,000	$-

IMPERIALI, INC.
Statement of Cash Flows

	For the Twelve Months Ended August 31, 2007	For the Twelve Months Ended August 31, 2006
	Restated
Cash flow from operating activities:
Net increase (decrease) in net assets from operations	$(4,812,411)	$(1,008,855)
Adjustments to reconcile net income (loss) to
net cash provided by operation activities:	16,849	(104)

Net cash used by operating activities	$(4,795,562)	$(1,008,959)

Cash flows from investing activities:
Net cash used in investing activities	$-	$-

Cash flows from finanancing activities
Proceeds from common stock	$875,389	$1,618,500
Change in net unrealized (increase)/decrease of investments	3,500,000
Net cash provided by financing activities	$4,375,389	$1,618,500

Net increase in cash	$(420,173)	$609,541
Cash at beginning of period	609,541	-

Cash at end of period	$189,368	$609,541

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

In March 1999, we changed our name to New Millennium Development Group, Inc. and our business operations to media and telecommunications, focusing on connectivity solutions, storage, fiber optic cable systems, security and the international long distance market. Our plan was to spearhead a subsea fiber optic cable system connecting 70 countries around the globe. In furtherance of the plan the Company entered into Memoranda of Understanding with 30 countries, completed landing party site and ocean surveys, arranged long-term financing and selected vendors and subcontractors for fiber optic cable and equipment. During the process, however, the price of cable systems skyrocketed, forcing us to reconsider our business plans and projections. The Company retained the services of an independent consultant who concluded that not only would increasing cable prices decrease long-term gains, the rapid development of the internet and Intellectual Property systems would render obsolete the market for fiber optic cable. Accordingly, in mid 2001 we shifted our focus away from fiber optic cable systems and concentrated on Voice over Internet Protocol (VOIP) and related services including high-speed wireless standard ISP and broadband services; international calling cards; video conferencing and related IP products.

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

Imperiali Inc. is a privately held Business Development Company (BDC) with over 475 shareholders (meets the minimum requirements to enter the public markets). A BDC is a special type of Investment Company designated by the Securities and Exchange Commission (SEC). This network comprises Imperiali Inc.’s Global Advisory Team. By being able to invest and/or loan capital and advice, Imperiali Inc. is able to monitor and, in most cases, influence events utilizing the tools and leverage that this business model affords; thus endeavoring to mitigate risk and safeguard investments, with the idea of creating shareholder value.

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

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Company does not expect  application of SFAS No. 155 to have a material effect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This  statement  is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material effect on its financial statements.

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

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 requires the Company to recognize the funded status of its post retirement plans on the balance sheet and recognize as a component of accumulated other comprehensive income the gains and losses, prior service costs or credits that occur during the financial year but are not recognized as components of the Company’s pension costs This  Statement  is effective as of the beginning of its first fiscal year that begins after December 15, 2008. The Company does not expect application of SFAS No. 156 to have a material effect on its financial statements.

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

•
First, the Company determines the portfolio company’s enterprise value as if the Company were to sell it in a “current sale.” In our evaluation process, the Company uses the AICPA’s definition of “current sale,” which means an “orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.”

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

Specific Considerations

The valuation of illiquid private securities is inherently subjective, and as a result, the Company intends to exercise good judgment in our evaluation process. Specifically, we will exercise care to assure that the Company has considered the position of the portfolio company today and the position of our security today given the data we have available. We will also exercise care to assure that the process is not too mechanical; however, there are some specific considerations to be addressed in our evaluation process. The ultimate goal is a reasonable estimate of fair value determined in good faith.

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

Note 4. Portfolio -

The Board of Directors at a meeting on May 15, 2006 adopted a resolution creating a series of Five Million (5,000,000) shares of voting Preferred Stock designated as Series B Preferred Stock issued to Daniel J. Imperato for past management services. Each share of Series B preferred stock shall be convertible into (3) shares of Common Stock at the sole discretion of Daniel J. Imperato. This agreement was executed May 30, 2006, was effective June 26, 2006 and the shares were issued September 11, 2006.

As part of the past management services, Imperiali, Inc. acquired Imperiali Organization LLC as of February 15, 2006. Imperiali Organization has one unit in the LLC, which represents 100% ownership. Through the ownership of Imperiali Organization, LLC, Imperiali Inc. acquired all the assets of Imperiali Organization, LLC, including an internet search engine project and all the telecom projects associated with the previous New Millennium Development Group projects. On the September 11, 2006 management valued one project within Imperiali Organization LLC – an internet search engine project called I1Connect for $3.5 million dollars. Due to the uncertainty of the realization of this project, an unrealized loss has been recognized as of August 31, 2007.

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

Note 7.  Employee Compensation Plans –
The Company has no Defined Benefit or Defined Contribution Pension Plans.

Note 8.  Stock Option Plans –
The Company has no Stock Option Plans.

Note 9. Financial Highlights –

	Year Ended	Year Ended
	Aug. 31,	Aug. 31,
	2007	2006
	Restated	Restated
Per share information

Net asset value, beginning of period	$0.16	$-

Share dilution	(0.05)
Net investment income (loss) (1)	(0.03)	(0.05)
Net realized and unrealized gain (loss) (1)	0.00	0.13

Net increase (decrease) in net assets resulting from operations (1)	(0.08)	0.08
Issuance of common stock, warrants and other new equity (1)	0.02	0.08

Net asset (deficit) value, end of period	$0.10	$0.16

Per share market value, end of period (2)	N/A	N/A

Total Return Based Upon Net Asset Value	-53%	NC

Ratios and Supplemental Data
Net assets, end of period	199,133	609,541
Common shares outstanding at end of period	38,200,986	25,358,486

Ratio of expenses to average net assets (3)	27%	25%
Ratio of net increase (decrease) in net assets from operations to average net assets (3)	-27%	61%

Average Debt Outstanding	0	0
Average Debt per Share	0	0

(1) Calculated based on number of common shares outstanding at year end.

(2) Not applicable - prior to public trading of shares

(3) Annualized for interim period

During the quarter ended August 31, 2007, our Net Investment Income incurred a net loss of $130,010. Total expenses incurred were $131,760 of which $109,144 was for Employees and Consulting and $22,616 was for General and Administrative Expense. General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company.

Liquidity and Capital Resources

The Company had cash on hand of $189,368 at August 31, 2007 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have an accumulated deficit of $15,983,833. For the year ended August 31, 2007, the Company had expenses totaling $ 1,320,853.

We have no commitment for any capital expenditure and foresee none. However, the Company will incur routine fees and expenses incident to our reporting duties as a reporting company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally operational accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $2,500,000 in the fiscal year ending August 31, 2008. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

Note 10 Hedging Activities:

The Company did not engage in Hedging Activity.

Note 11 Litigation:

The Company has no lawsuits pending.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures.

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

Item 9B. OTHER INFORMATION

None

ITEM 10. EXHIBITS and REPORTS on FORM 8-K.

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
Daniel Imperato, Interim Chief Executive Officer