Form 10-Q/A
period 2007-11-30
Kaiser Himmel Imperali, Inc.
filed 2008-09-24
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment 1

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

Imperiali Inc.

(Name of Small Business Issuer as Specified in Its Charter)

Florida	65-0574887
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Common stock; $.001 par value; authorized- 500,000,000 shares; As of January 14, 2008 48,200,986 shares issued and outstanding

Transitional Small Business Disclosure Format (check one):    Yes ☐  No ☐

IMPERIALI INC.
QUARTERLY REPORT ON FORM 10-Q/A

For the quarterly period ended November 30, 2007

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-QSB of Imperiali, Inc. (the Company) for the quarterly period ended November 30, 2007 is being filed to restate the Company’s Financial Statements to remove the common stock issued for investments until conditions of restrictions are satisfied.

PART I.

ITEM 1.    FINANCIAL STATEMENTS

Imperiali, Inc.
Balance Sheet (Unaudited)
As of November 30, 2007

	As of November 30, 2007	As of August 31, 2007
ASSETS
Portfolio At Value:
Private Finance
Companies partially owned - See Investment Schedule	$0	$0
Current assets:
Cash	26,907	189,368
Prepaid Expenses	91,950	9,765
Total current assets	$118,857	$199,133
Note receivable	150,000	—
Total assets	$268,857	$199,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$326,614	$26,614
Total current liabilities	$326,614	$26,614
Stockholders' equity:
Common stock; $.001 par value; authorized - 500,000,000 shares; 38,200,986 shares issued and outstanding at November 30, 2007 and August 31, 2007	$38,201	$38,389
Additional paid in capital	16,207,963	16,117,963
Accumulated deficit	(15,983,833)	(15,983,833)
Undistributed Earnings	(320,088)	—
Total shareholders' equity	$(57,757)	$172,519

Total liabilities and shareholders' equity	$268,857	$199,133
Net Asset Value per Common Share	$.00	$.00

See notes to financial statements

IMPERIALI, INC.
Statement of Operations

	For the Three Months
	Ended November 30,
	2007	2006
	Restated	Restated
Consulting Income	$216,000	$-
Interest and Related Portfolio Income:
Interest and dividends	$22,689	$4,806
Expenses:	$238,689	$4,806
Employees and Consulting	(234,564)	(413,300)
General and administrative	(324,213)	(34,419)
Total Expenses	$(558,777)	$(447,719)
Net income before income taxes	(320,088)	(442,913)
Income tax expense	-	-
Net investment income	$(320,088)	$(442,913)
Net Realized Gains(losses)		-

Net Change in unrealized appreciation	$	$-

Net increase in net assets resulting from operations (loss)	$(320,088)	$(442,913)

Earnings (loss) per common share - basic	$(.007)	$(0.022)
Earnings (loss) per common share - diluted	$(.007)	$(0.022)
Weighted avg. common shares out. - basic	45,131,686	20,358,486
Weighted avg. common shares out. - diluted	45,131,686	20,358,486

IMPERIALI, INC.
Statement of Change in Net Assets
For the Three Months Ended November 30, 2007
Operations:
Net Investment Income (Loss)	$(320,088)
Net Realized Gains (losses)	-
Net Change in unrealized appreciation	-
Prepaid and other assets	(91,950)
Accounts payable and accrued assets	26,614
Proceeds from related party	300,000
Shareholder Distributions:
Common Stock Dividends	-

Capital share transactions:
Sale of Common Stock	5148

Total Increase in Net Assets	$(80,276)
Net assets at beginning of period	$199,133
Net assets at end of period	$118,857
Net asset value per common share	$.003
Common shares outstanding at the end of period	38,200,986

IMPERIALI, INC.
Statement of Investments

Private Finance Portfolio Company	Investment		Cost	Value

Imperiali Organization Inc.	Common Stock	5,000,000 Shares	$-	$-
I1Telecom Services Inc	Common Stock	30,000,000 Shares	-	-
I1Connect Inc	Common Stock	40,000,000 Shares	3,500,000	-
I1Films Inc	Common Stock	5,000,000 Shares	-	-
I1TV	Common Stock	10,000,000 Shares	-	-
I1Publishing	Common Stock	5,000,000 Shares	-	-
I1Political Advisory	Common Stock	5,000,000 Shares	-	-
I1Educatopm	Common Stock	5,000,000 Shares	-	-
Total			$3,500,000	$-

See Footnotes for Explanation of Valuation

Full value of investments is not recognized on the Balance Sheet.

IMPERIALI, INC.
Statement of Cash Flows
	For the Three Months Ended November 30, 2007	For the Twelve Months Ended August 31, 2007

Cash flow from operating activities:
Net increase (decrease) in net assets from operations	$(320,088)	$(4,812,411)
Adjustments to reconcile net income (loss) to net cash provided by operation activities:	(91,950)	16,849
Change in accounts payable	26,614	-

Net cash used by operating activities	$(385,424)	$(4,795,562)

Cash flows from investing activities:
Loan Receivable	$(150,000)	$-

Cash flows from financing activities
Proceeds from related party	300,000
Change in net unrealized (increase)decrease of investments		3,500,000
Proceeds from common stock	72.963	875,389

Net cash provided by financing activities	$222,963	$4,375,389

Net increase in cash	$(162,461)	$(420,173)

Cash at beginning of period	$189,368	$609,541

Cash at end of period	$26,907	$189,368

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

In November 2005, we changed our name to Imperiali, Inc. and commenced operations as an investment company. To date, the activities of our principals have largely been limited to organizational matters and fund raising. We have commenced the private placement of up to 10 million of the Company's common shares in an offering (the "Offering") exempt from the registration requirements of the Securities Act of 1933 ("1933 Act") pursuant to Section 4(2) thereof and Regulation D ("Regulation D") there under. At August 31, 2007, the Company’s total assets were $199,133 and its net asset value per share (“NAV”) was $.005. Upon the closing of the Offering, the Company's common shares will be owned by numerous persons that are both "accredited investors," as that term is defined in Regulation D, and "qualified clients" within the meaning of the Investment Advisers Act of 1940 (the "1940 Act"),

In January 2008 due to the transaction with Kaiser Himmel (See Note 6) the company will change its name to Kaiser Himmel I.

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

Effective December 31, 2006, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefit of our tax positions is more likely than not to be sustained upon audit, based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our consolidated condensed financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our condensed consolidated financial statements. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. Our policy for interest and penalties under FIN 48, related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “income taxes” in our condensed consolidated statements of operations, when applicable. There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of FIN 48. We did identify certain potential liabilities that would have met the pre FIN_48_accruals criteria, discussed above, and therefore recorded the adjustment through our income tax provision in the current period, as it was not material to any periods impacted.

EARNINGS (LOSS) PER SHARE

Earnings(loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

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

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award has been re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

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

☐
First, the Company determines the portfolio company’s enterprise value as if the Company were to sell it in a “current sale.” In our valuation process, the Company uses the AICPA’s definition of “current sale,” which means an “orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.”

☐	The Company then evaluates the amount of our debt and the position of our debt in the portfolio company’s capital structure.

☐
If the enterprise value of the portfolio company is in excess of the amount of our last dollar of investment capital given our priority in the capital structure, the fair value of our investment will be considered to be our cost or perhaps, given the structure of our particular security, greater than cost if we are to share in equity appreciation.

☐
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

Additionally, Imperiali, Inc. reentered the telecommunications business. The telecommunications project is now a going concern. Imperiali, Inc. valued the telecom project at $30,000,000 as of May 31, 2007. The asset included the previous New Millennium Development Group assets that Bank of America had valued, on a global basis, at approximately 5 billion dollars.

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

On November 19, 2007, the Company entered into an initial subscription agreement between the Company and Kaiser Himmel Corp. (“KHC”).

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

Upon recent events, on May 25, 2008 the Company determined that the transaction with Kaiser Himmel Corporation (KHC) needs to be reevaluated. As stated in the prior 8K filed November 15, 2007 and subsequent 10QSB for six months ended February 29, 2008 the conditions of the transaction require the delivery of restricted Sprint Nextel common stock along with power of attorney by October 2008. However recent events have raised the possibility that those restrictions may not be able to be met.

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

Results of Operations

During the quarter ended November 30, 2007, we incurred a net loss of $320,088. General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company was $324,213. Employee and consulting fees totaled $234,564. Revenue for the quarter amounted to $238,689, made up of Interest and Dividends of $22,689 and consulting fees of $216,000.

Liquidity and Capital Resources

The Company had cash on hand of $26,907 at November 30, 2007 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $16,303,921. As of November 30, 2007 we had accrued expenses totaling $326,614.

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