Form 10-Q/A
period 2008-02-29
Kaiser Himmel Imperali, Inc.
filed 2008-09-24
CIK 1359272

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
500,000,000 shares; As of March 11, 2008 48,200,986 shares issued and outstanding

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

IMPERIALI INC.
QUARTERLY REPORT ON FORM 10-Q/A

For the quarterly period ended February 28, 2008

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-QSB of Imperiali, Inc. (the Company) for the quarterly period ended February 28, 2008 is being filed to restate the Company’s Financial Statements to remove the common stock issued for investments until conditions of restrictions are satisfied.

PART I.

ITEM 1.	FINANCIAL STATEMENTS

KAISER HIMMEL IMPERIALI, INC.
Balance Sheets
February 29, 2008 and August 31, 2007

	February 29, 2008	August 31, 2007

ASSETS
Portfolio At Value:
Private Finance
Companies more than 25% owned (cost: 2007 - $3,500,000; 2008 - $3,500,000)	$-	$-
Companies less than 5% owned	-	-
Current assets:
Cash	$15,965	$189,368
Prepaid Expenses	-	9,765
Total current assets	$15,965	$199,133

Note receivable	15,000	-
Fixed Assets	1,000	-
Loan receivable- Kaiser Himmel	580,000	-
Total assets	$611,965	$199,133

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other current liabilities	$1,500	$26,614
Note payable-related party	300,000	—
Total current liabilities	$301,500	$26,614

Stockholders' equity:

Common stock; $.001 par value; authorized - 500,000,000 shares; 48,200,986 and 38,200,986 shares issued and outstanding at February 29, 2008 and August 31, 2007 respectively	$48,241	$38,389
Additional paid in capital	16,122,258	16,117,963
Accumulated deficit	(15,881,619	(11,171,422)
Undistributed Earnings	21,585	(4,812,411
Total shareholders' equity	$310,465	$172,519

Total liabilities and shareholders' equity	$611.965	$199,133

KAISER HIMMEL IMPERIALI, INC.
Statement of Operations
Three and Six Months Ended February 29, 2008

	For the Three months Ended February 29			For the Six Months Ended February 29
	2008	2007		2008	2007
				Restated	Restated
Interest and Related Portfolio Income:
Interest and dividends	$36		$699	$22,725	$5,505
Consulting Income	70,000		-0-	286,000	-0-
Total revenue	$70,036		$699	$308,725	$5,505
Expenses:
Employees and Consulting	$(9,000)		$-0-	$(243,564)	$(413,300)
General and administrative	(19,363)		(438,251)	(343,576)	(472,670)
Total Expenses	$(28,363)	$	(438,251)	$(587,140)	$(885,970)
Net income (loss) before income taxes	$41,673		$(437,552)	$(278,415)	$(880,465)
Income tax expense	-0-		-0-	-0-	-0-
Net investment income	$41,673		$(437,552)	$(278,415)	$(880,465)
Net Realized Gains(losses)	-0-		-0-	-0-	(3,500,000)

Net Change in unrealized appreciation	-0-		-0-	-0-	-0-

Net increase in net assets resulting from operations (loss)	$41,673		$(437,552)	$(278,415)	$(4,380,465)

Earnings (loss) per common share - basic	$.001		$(.017)	$(.006)	$(.0.171)
Earnings (loss) per common share - diluted	$.001		$(.017)	$(.006)	$(0.171)
Weighted avg. common shares out. - basic	48,200,986		25,809,569	48,200,986	25,683,778
Weighted avg. common shares out. - diluted	48,200,986		25,809,569	48,200,986	25,683,778

KAISER HIMMEL IMPERIALI, INC.
Statement of Change in Net Assets
For the Six Months Ended
February 29, 2008 and 2007

	2008	2007
Operations:
Net Investment Income	$(278,415)	$(880,465)
Net Realized Gains (losses)	-	-
Net Change in unrealized appreciation	-	(3,500,000)
Change in assets	(294,500)	26,996
Shareholder Distributions:
Common Stock Dividends	-	-

Capital share transactions:
Sales of Common Stock	1,066,023	491,036
Common stock issued for investments	-	3,500,000
Total Increase in Net Assets	$493,108	$(362,433)
Net assets at beginning of period	$118,857	$609,541
Net assets at end of period	$611,965	$247,108
Net asset value per common share	$0.013	$0.10
Common shares outstanding at the end of period	48,200,986	25,879,986

KAISER HIMMEL IMPERIALI, INC.
Statement of Investments
February 29, 2008

Private Finance Portfolio Company	Investment		Cost	Value

Imperiali Organization Inc.	Common Stock	5,000,000 Shares	$-	$-
I1Telecom Services Inc	Common Stock	30,000,000 Shares	$-	$-
I1Connect Inc	Common Stock	40,000,000 Shares	$3,500,000	$-
I1Films Inc	Common Stock	5,000,000 Shares	$-	$-
I1TV	Common Stock	10,000,000 Shares	$-	$-
I1Publishing	Common Stock	5,000,000 Shares	$-	$-
I1Political Advisory	Common Stock	5,000,000 Shares	$-	$-
I1Educatopm	Common Stock	5,000,000 Shares	$-	$-
Total			$3,500,000	$-

See Footnotes for Explanation of Valuation
Full value of investments is not recognized on the Balance Sheet.

KAISER HIMMEL IMPERIALI, INC.
Statement of Cash Flows
For the Six Months Ended
February 29, 2008 and 2007

	2008	2007
	Restated	Restated
Cash flow from operating activities:
Net increase (decrease) in net assets from operations	$(278,415)	$(4,380,465)
Adjustments to reconcile net income (loss) to net cash provided by operation activities:	(13,500)	26,996
Change in net unrealized (increase) decrease of investments	-	-

Net cash used by operating activities	$(291,915)	$ $ (853,469)

Cash flows from investing activities:
Net cash used in investing activities	(1,000)	-

Cash flows from financing activities
Proceeds from related party	$300,000	$-
Investment in subsidiary	(580,000)	-
Proceeds from common stock	399,512	491,036
Net cash provided by financing activities	$119,512	$491,036

Net increase in cash	$(173,403)	$(362,433)

Cash at beginning of period	$189,368	$609,541

Cash at end of period	$15,965	$247,108

,
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

In November 2005, we changed our name to Imperiali, Inc. and commenced operations as an investment company. To date, the activities of our principals have largely been limited to organizational matters and fund raising. We have commenced the private placement of up to 10 million of the Company's common shares in an offering (the "Offering") exempt from the registration requirements of the Securities Act of 1933 ("1933 Act") pursuant to Section 4(2) thereof and Regulation D ("Regulation D") there under. At August 31, 2007, the Company’s total assets were $3,699,133 and its net asset value per share (“NAV”) was $.10. Upon the closing of the Offering, the Company's common shares will be owned by numerous persons that are both "accredited investors," as that term is defined in Regulation D, and "qualified clients" within the meaning of the Investment Advisers Act of 1940 (the "1940 Act"),

Pursuant to two agreements between the Company and Kaiser Himmel, Inc., the two parties consisting of Kaiser Himmel Corporation and Imperiali, Inc., are to provide for, among other things, the following:

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

Also effective with the agreement with Kaiser Himmel the Company has changed it’s name to Kaiser Himmel Imperiali, Inc.

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

Note 3 - Recently Issued Accounting Pronouncements
.
In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations,” which replaces SFAS No. 141,“ Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

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

Note 9. Stock Option Plans–
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

Within 45 days of the filing of this Form 10-QSB, an evaluation was carried out by Daniel Imperato, our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Imperato concluded that as of February 29, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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