Form 10-Q/A
period 2008-05-31
Kaiser Himmel Imperali, Inc.
filed 2008-09-24
CIK 1359272

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

IMPERIALI INC.
QUARTERLY REPORT ON FORM 10-Q/A

For the quarterly period ended May 31, 2008

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-QSB of Imperiali, Inc. (the Company) for the quarterly period ended May 31, 2008 is being filed to restate the Company’s Financial Statements to remove the common stock issued for investments until conditions of restrictions are satisfied.

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

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED May 31, 2008

TABLE OF CONTENTS

PART I

CERTIFICATIONS

Exhibit 31 - Management certification	33-34

Exhibit 32 - Sarbanes-Oxley Act	35-36

PART I.

ITEM 1. FINANCIAL STATEMENTS

IMPERIALI, INC.
Balance Sheets
May 31, 2008 and August 31, 2007

	May 31, 2008	August 31, 2007
	Restated
ASSETS
Portfolio At Value:
Private Finance	$-	$-
Companies more than 25% owned (cost: 2007 - $3,500,000; 2008 - $-0-)	-	-
Companies less than 5% owned (cost: 2007 - N/A; 2008- N/A)
Current assets:	-	-
Cash	-	189,368
Prepaid Expenses	-	9,765
Total current assets	$-	$199,133

Note receivable	$15,000	-
Fixed Assets	1,000	-
Investment in subsidiary	680,000	-
Total assets	$696,000	$199,133

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other current liabilities	$84,296	$26,614
Note payable-related party	300,000	-
Total current liabilities	$384,296	$26,614

Stockholders' equity:

Common stock; $.001 par value; authorized - 500,000,000 shares; 48,200,986 and 38,200,986 shares issued and outstanding at May 31, 2008 and August 31, 2007 respectively	$48,200	$38,389
Additional paid in capital	16,560,857	16,117,963
Accumulated deficit	(15,983,833)	(11,171,422)
Undistributed Earnings	(311,520)	(4,812,411)
Total shareholders' equity	$311,704	$172,519

Total liabilities and shareholders' equity	$696,000	$199,133

IMPERIALI, INC.
Statement of Operations
Three and Nine Months Ended May 31, 2008

	For the Three Months Ended May 31		For the Nine Months Ended May 31
	2008	2007	2008	2007
		Restated	Restated	Restated
Interest and Related Portfolio Income:
Interest and dividends	$10	$1,187	$735	$6,692
Consulting Income	50,000	-	358,000	-
Total revenue	$50,010	$1,187	$358,735	$6,692
Expenses:
Employees and Consulting	$(81,971)	246,837	$(325,525)	$(1,022,630)
General and administrative	(3,144)	(549,960)	(346,720)	(166,463)
Total Expenses	$(85,115)	$ (303,123)	$(672,255)	$(1,189,093)
Net income (loss) before income taxes	(35,105)	(301,936)	(313,520)	(1,182,401)
Income tax expense	-	-	-	-
Net investment income	$(35,105)	$(301,936)	$(313,520)	$(1,182,401)
Net Realized Gains (losses)	-	-	-	-

Net Change in unrealized appreciation	-	-	-	(3,500,000)

Net increase in net assets resulting from operations (loss)	$(35,105)	$(301,936)	$(313,520)	$(4,682,401)

Earnings (loss) per common share - basic	$(.0007)	$(.017)	$(.007)	$(.181)
Earnings (loss) per common share - diluted	$(.0007)	$(.017)	$(.007)	$(.181)
Weighted avg. common shares out. - basic	48,200,986	25,809,569	48,200,986	25,888,375
Weighted avg. common shares out. - diluted	48,200,986	25,809,569	48,200,986	25,888,375

IMPERIALI, INC.
Statement of Change in Net Assets
For the Nine Months Ended
May 31, 2008 and 2007

	2008	2007
Operations:
Net Investment Income	$(313,520)	$(1,182,401)
Net Realized Gains (losses)	-0-	-
Change in assets & liabilities	130,387
Investment in subsidiary	680,000
Net Change in unrealized appreciation	-	(3,500,000)

Shareholder Distributions:
Common Stock Dividends	-	-

Capital share transactions:
Sales of Common Stock	-	756,037
Common stock issued for investment	-	3,500,000
Total Increase in Net Assets	$496,867	$(426,364)
Net assets at beginning of period	$199,133	$609,541
Net assets at end of period	$696,000	$183,177
Net asset value per common share	$0.01	$0.14
Common shares outstanding at the end of period	48,200,986	38,188,486

IMPERIALI, INC.
Statement of Investments
May 31, 2008

Private Finance Portfolio Company	Investment		Cost	Value
Imperiali Organization Inc.	Common Stock	5,000,000 Shares	$-	$-
I1Telecom Services Inc	Common Stock	30,000,000 Shares	$-	$-
I1Connect Inc	Common Stock	40,000,000 Shares	$-	$-
I1Films Inc	Common Stock	5,000,000 Shares	$-	$-
Total			$-0-	$-0-

See Footnotes for Explanation of Valuation

Full value of investments is not recognized on the Balance Sheet.

Investments in I1 TV, I1 Publishing, I1 Political Advisory and I1 Education have been eliminated from investment schedule as compared to prior filings. Elimination of investment was eliminated due to operations in companies no longer active and all outstanding shares have been retired.

IMPERIALI, INC.
Statement of Cash Flows
For the Nine Months Ended
May 31, 2008 and 2007

	2008	2007
Cash flow from operating activities:
Net increase (decrease) in net assets from operations	$(313,520)	$(4,682,401)
Adjustments to reconcile net income (loss) to net cash provided by operation activities:
Prepaid and other assets	(15,000)	(17,773)
Accounts payable and accrued expenses	84,296	17,916
Change in net unrealized (increase) decrease of investments

Net cash used by operating activities	$(244,224)	$(4,682,258)

Cash flows from investing activities:
Capital expenditures	(1,000)	-
Net cash used in investing activities	$(1,000)	$-

Cash flows from financing activities
Proceeds from related party	$300,000
Investment in Subsidiary	(680,000)
Common stock issued for investments	-	3,500,000
Issuance common stock-non cash	435,856	756,037

Net cash provided by financing activities	$55,546	$4,256,037

Net increase in cash	$(189,368)	$(426,221)

Cash at beginning of period	$189,368	$609,541

Cash at end of period	$0	$183,320

IMPERIALI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended May 31, 2007 and 2008

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of presentation

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

ཉ
First, the Company determines the portfolio company’s enterprise value as if the Company were to sell it in a “current sale.” In our valuation process, the Company uses the AICPA’s definition of “current sale,” which means an “orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.”

ཉ	The Company then evaluates the amount of our debt and the position of our debt in the portfolio company’s capital structure.

ཉ
If the enterprise value of the portfolio company is in excess of the amount of our last dollar of investment capital given our priority in the capital structure, the fair value of our investment will be considered to be our cost or perhaps, given the structure of our particular security, greater than cost if we are to share in equity appreciation.

ཉ
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

Note 6. Debt- As of May 31, 2008 the company has debt due of $300,000 to Daniel Imperato a member of the Board of Directors.

Note 7. Employee Compensation Plans- The Company has no Defined Benefit or Defined Contribution Pension Plans.

Note 8. Stock Option Plans- The Company has no Stock Option Plans.

Note 9. Hedging Activities: The Company did not engage in Hedging Activity.

Note 10. Litigation: The Company has no lawsuits pending

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

Results of Operations

Three Months Ended May 31, 2008 as compared to three months ended May 31, 2007, we incurred a net loss of $35,105 for the current period as compared to a loss of $301,926. The difference mainly is due to payments to consultants for services in the prior year.

Nine Months Ended May 31, 2008 as compared to nine months ended May 31, 2007, we incurred a net loss of $313,520 for the current period as compared to a loss of $4,682,401. The difference mainly is due to payments to consultants for services and the $3.5 million unrealized appreciation in the prior year.

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

Imperiali Inc

DATE: September 19, 2008	By:	/s/ Daniel Imperato
(Interim Principle Executive Officer)

Date: July 22, 2008	By:	/s/ Brad Hacker
(Interim Principal Accounting Officer)