Form 10-Q/A
period 2008-02-29
Imperali, Inc.
filed 2008-11-06
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A to the Quarterly Report on Form 10-Q/A of Imperiali, Inc. (the Company) for the quarterly period ended February 28, 2008 is being filed to restate the Company’s Financial Statements to correct Shareholders equity.

PART I.

ITEM 1. FINANCIAL STATEMENTS

KAISER HIMMEL IMPERIALI, INC.
Balance Sheets
February 29, 2008 and August 31, 2007

	February 29, 2008	August 31, 2007

ASSETS
Portfolio At Value:
Private Finance
Companies more than 25% owned (cost: 2007 - $3,500,000; 2008 - $3,500,000)	$-	$-
Companies less than 5% owned	-	-
Current assets:
Cash	15,965	189,368
Prepaid Expenses	-	9,765

Total current assets	$15,965	$199,133

Note receivable	15,000	-
Fixed Assets	1,000	-
Loan receivable- Kaiser Himmel	177,786	-
Total assets	$209,751	$199,133

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other current liabilities	$1,500	$26,614
Note payable-related party	300,000	—
Total current liabilities	$301,500	$26,614

Stockholders' equity:

Common stock; $.001 par value; authorized - 500,000,000 shares; 48,200,986 and 38,200,986 shares issued and outstanding at February 29, 2008 and August 31, 2007 respectively	$48,241	$38,389
Additional paid in capital	16,122,258	16,117,963
Accumulated deficit	(15,983,833)	(11,171,422)
Undistributed Earnings	(278,415)	(4,812,411)
Total shareholders' equity	$(91,749)	$172,519

Total liabilities and shareholders' equity	$209,751	$199,133

KAISER HIMMEL IMPERIALI, INC.
Statement of Operations
Three and Six Months Ended February 29, 2008

	For the Three months Ended February 29			For the Six Months Ended February 29
	2008	2007		2008	2007
				Restated	Restated
Interest and Related Portfolio Income:
Interest and dividends	$36		$699	$22,725	$5,505
Consulting Income	70,000		-0-	286,000	-0-
Total revenue	$70,036		$699	$308,725	$5,505
Expenses:
Employees and Consulting	(9,000)		-0-	(243,564)	(413,300)
General and administrative	(19,363)		(438,251)	(343,576)	(472,670)
Total Expenses	$(28,363)	$	(438,251)	$(587,140)	$(885,970)
Net income (loss) before income taxes	41,673		(437,552)	(278,415)	(880,465)
Income tax expense	-0-		-0-	-0-	-0-
Net investment income	$41,673		$(437,552)	$(278,415)	$(880,465)
Net Realized Gains(losses)	-0-		-0-	-0-	(3,500,000)

Net Change in unrealized appreciation	-0-		-0-	-0-	-0-

Net increase in net assets resulting from operations (loss)	$41,673		$(437,552)	$(278,415)	$(4,380,465)

Earnings (loss) per common share - basic	$.001		$(.017)	$(.006)	$(0.171)
Earnings (loss) per common share - diluted	$.001		$(.017)	$(.006)	$(0.171)
Weighted avg. common shares out. - basic	48,200,986		25,809,569	48,200,986	25,683,778
Weighted avg. common shares out. - diluted	48,200,986		25,809,569	48,200,986	25,683,778

KAISER HIMMEL IMPERIALI, INC.
Statement of Change in Net Assets
For the Six Months Ended
February 29, 2008 and 2007
	2008	2007
Operations:
Net Investment Income	$(278,415)	$(880,465)
Net Realized Gains (losses)	-	-
Net Change in unrealized appreciation	-	(3,500,000)
Change in assets	-	26,996
Shareholder Distributions:
Common Stock Dividends	-	-

Capital share transactions:
Sales of Common Stock	14,147	491,036
Common stock issued for investments	-	3,500,000
Total Increase in Net Assets	$(264,768)	$(362,433)
Net assets at beginning of period	172,519	609,541
Net assets at end of period	$(91,749)	$247,108
Net asset value per common share	$(0.002)	$0.10
Common shares outstanding at the end of period	48,200,986	25,879,986

KAISER HIMMEL IMPERIALI, INC.
Statement of Investments
February 29, 2008

Private Finance Portfolio Company	Investment		Cost	Value

Imperiali Organization Inc.	Common Stock	5,000,000 Shares	$-	$-
I1Telecom Services Inc	Common Stock	30,000,000 Shares	$-	$-
I1Connect Inc	Common Stock	40,000,000 Shares	$3,500,000	$-
I1Films Inc	Common Stock	5,000,000 Shares	$-	$-
I1TV	Common Stock	10,000,000 Shares	$-	$-
I1Publishing	Common Stock	5,000,000 Shares	$-	$-
I1Political Advisory	Common Stock	5,000,000 Shares	$-	$-
I1Educatopm	Common Stock	5,000,000 Shares	$-	$-
Total			$3,500,000	$-

See Footnotes for Explanation of Valuation
Full value of investments is not recognized on the Balance Sheet.

KAISER HIMMEL IMPERIALI, INC.
Statement of Cash Flows
For the Six Months Ended
February 29, 2008 and 2007

	2008	2007
	Restated	Restated
Cash flow from operating activities:
Net increase (decrease) in net assets from operations	$(278,415)	$(880,465)
Adjustments to reconcile net income (loss) to net cash provided by operation activities:	(208,135)	26,996
Change in net unrealized (increase) decrease of investments	-	-

Net cash used by operating activities	$(486,550)	$(853,469)

Cash flows from investing activities:
Net cash used in investing activities	(1,000)	-

Cash flows from financing activities
Proceeds from related party	300,000	-
Proceeds from common stock	14,147	491,036

Net cash provided by financing activities	$314,147	$491,036

Net increase in cash	$(173,403)	$(362,433)

Cash at beginning of period	$189,368	$609,541

Cash at end of period	$15,965	$247,108

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

Mr. Skys is currently the Chairman of Kaiser Himmel Corporation, overseeing the investments in and/or purchase of companies in the technology arena. Mr. Skys has experience with Artificial Intelligence and created the world’s first artificial intelligence powered antivirus in early 2004, Aedan Anti Virus through Backspace2 Corporation. Mr. Skys has served with the United State Marine Corp as a First Lieutenant with specialized training in tactical coordination and weapons development. He has also been trained in special operations and tactics. He has designed weapons for the United States government that include ‘smart weapons’, or weapons that use artificial intelligence. He has worked with Bulltek LTD as Head Software Developer, CTO, CIO, Director of Security Intelligence, and their Anti-Hacker Countermeasure Event Coordinator. He also created his own video game company at age 16, Virtual Active Systems.

Mr. Skys is qualified to write software in most program languages and has developed his own language as well.

Also effective with the agreement with Kaiser Himmel the Company has changed its name to Kaiser Himmel Imperiali, Inc.

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

Note 6 – Kaiser Himmel Stock Issuance

Pursuant to two agreements between the Company and Kaiser Himmel, Inc., the two parties, consisting of Kaiser Himmel Corporation and Imperiali, Inc., are to provide for, among other things, the following:

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

 Note 6. Debt- As of February 29, 2008 the company has debt due of $300,000 to Daniel Imperato a member of the Board of Directors.

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