Form 10-K
period 2008-08-31
Imperali, Inc.
filed 2008-12-16
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

Commission file number:_________________

Imperiali Inc.

(Exact Name Registrant as Specified in Its Charter)

Florida	65-0574887
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

222 Lakeview Avenue, Suite 160, West Palm Beach, Florida 33401

(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, including Area Code): (561)805-9494

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
_________________________	_________________________

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                    Yes  ☒.    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

On December 1, 2008 there were 36,961,319 shares outstanding of the registrant’s common stock, $.001 par value.

IMPERIALI, INC.
FISCAL YEAR ENDED AUGUST 31, 2008

INDEX TO FORM 10-K

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32.1	Section 906 Certification of CEO
Ex-32.2	Section 906 Certification of CFO

PART I

ITEM 1.	BUSINESS

Business Development

Imperiali, Inc. (the “Company”) was incorporated in Florida on September 27, 1994 under the name Automated Energy Security Inc.

From September 1994 through March 1999, our Company provided energy management services and intelligent security for residential dwellings, commercial buildings and government facilities. In 1994, the Company purchased all of the patented technology, software and patents pending on the Wide Area Energy Savings System known as “TESS” (Total Energy Security System) from Associated Data Consultants, Inc. In 1998, after Bell Atlantic (one of our strategic partners) withdrew from the development of TESS and engaged in litigation with Associated Data, the Company abandoned our business operations related to TESS.

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

In November 2005, we changed our name to Imperiali, Inc. and commenced operations as a business development company an investment company and elected to be regulated as a business development by the Securities and Exchange Commission under the Investment Company Act 1940. As a business development company, we were primarily be engaged in the business of furnishing capital and making available managerial assistance to companies that do not have ready access to capital through conventional financial channels. As a business development company we were required to comply with numerous regulatory requirements.

On November 19, 2007, our Company entered into an initial subscription agreement with Kaiser Himmel Corporation (“Kaiser”) whereby Kaiser agreed to purchase 10,000,000 shares of our Company’s common stock in exchange for Kaiser transferring to the Company 1.6 million shares of Sprint Nextel common stock, which Kaiser indicated was held in the name of Kaiser at Bank of America. The shares were purportedly restricted until October 2008.

Pursuant to the initial subscription agreement, (i) Kaiser agreed to provide non-cancellable instructions, along with all necessary and supporting documents related thereto, to Bank of America to directly transfer the 1.6 million shares Sprint Nextel stock to our Company’s stock account upon the expiration of the restrictions in October 2008. Such shares were valued at $23,800,120; and (ii) our Company agreed to loan Kaiser an aggregate of $380,000.00 at the current prime interest rate plus 1%, with such loan due and payable in October 2008. $150,000 was to be transferred to Kaiser upon execution of the subscription agreement, with the balance to be transferred to Kaiser within 30 days. Further, the Company agreed to deliver 10,000,000 shares of Company common stock to Kaiser.

On November 22, 2007, our Company entered into a second subscription agreement with Kaiser whereby Kaiser agreed to purchase an additional 70,000,000 shares of our Company’s common stock in exchange for Kaiser transferring to our Company 11.8 million shares of Sprint Nextel common stock, which Kaiser indicated was held in the name of Kaiser at Bank of America. These shares were also purportedly restricted until October 2008.

Pursuant to the second subscription agreement, which was scheduled to close on February 28, 2008, (i) Kaiser agreed to provide non-cancellable instructions, along with all necessary and supporting documents related thereto, to Bank of America to directly transfer the 11.8 million shares Sprint Nextel stock to our Company’s stock account upon the expiration of the restrictions in October 2008. Such shares were valued at $175,525,880; and (ii) our Company agreed to loan Kaiser an aggregate of $3,000,000 at the current prime interest rate plus 1%, and to deliver 70,000,000 shares of Company common stock to Kaiser.

Upon closing of both of these transactions Kaiser acquired 80,000,000 shares of our Company and controlled 62.5% of the Company. Eric Skys, who owned and controlled Kaiser, appointed himself as our Company’s chief executive officer.

Over the next several months, management infighting began to occur and the Company’s assets began to disappear. On or about May 15, 2008, Eric Skys was arrested by the Federal Bureau of Investigation (FBI). In late July 2008, a New York grand jury indicted Mr. Skys on charges that he tried to defraud several banks out of millions of dollars in an elaborate stock sale scheme. Mr. Skys was indicted on three counts of wire fraud and one count each of securities fraud and bank fraud. According to the U.S. attorney’s office for the Southern District of New York, Mr. Skys faces up to 110 years in prison and the greater of a $6 million fine or twice the gross gain or loss from his offense.

Authorities said Mr. Skys contacted several banks in 2007 claiming he had 13.4 million shares of Sprint Nextel stock valued at $243,076,000 and he was seeking large sums of money in exchange for ownership interest in the Sprint Nextel stock. Mr. Skys said Kaiser received the shares as compensation for computer technology services, according to the court documents. Authorities also said that Mr. Skys was trying to induce the banks to give him cash or a loan in exchange for ownership interest in the shares. Authorities also said that as part of the scheme, Mr. Skys sent the banks fabricated documents and altered e-mails that showed Kaiser possessed the shares of Sprint Nextel stock. According to court documents, an FBI investigator interviewed representatives from Sprint Nextel, who said they never entered into a multi-million stock agreement with Kaiser.

In connection with Mr. Sky’s arrest, the FBI seized all of our Company’s data center equipment in Kaiser’s possession. To date, certain Company funds provided to Kaiser have not been accounted for, and no Company equipment has been returned to the Company by the FBI. The Company’s latest audit revealed that the Company loaned approximately $750,000 to Kaiser.

On May 29, 2008, at a meeting of the Company’s Board of Directors, the board approved an agreement between the Company, Kaiser and Imperiali Organization, a company owned and controlled by Daniel J. Imperato, whereby in exchange for Imperiali Organization assuming the debt owed to the Company by Kaiser, Kaiser will transfer all of its assets, including accounts receivable, causes of action, software, hardware, and work in process for all software projects, prototypes, websites, trademarks, vehicles and source code, to Imperiali Organization.

On September 1, 2008, Mr. Daniel J. Imperato, our Company’s majority shareholder, removed the Company’s then current board of directors and named himself as Interim Non-Executive Chairman Emeritus of our Company, treasurer and as a member of our board of directors; he also named Mr. Richard E. Biggs as an additional member of our board of directors. He then cancelled all 80,000,000 shares of Company stock issued to Kaiser as a result of Kaiser’s inability to deliver the 13.4 million shares of Sprint Nextel stock to our Company.

On November 6, 2008, Imperiali, Inc. filed a Form N-54C with the SEC withdrawing the Company’s election to be regulated as a business development company pursuant to the Investment Company Act of 1940.

The Company is now pursuing a business model whereby it would consolidate its subsidiaries and provide global business development consulting services (the “New Business Model”). Specifically, the Company will identify client companies and assist them with their global expansion, and provide them with business advice and management expertise related thereto. Under the New Business Model, the Company will at all times be managed and conduct its activities in such a way as to not act as an “investment company” subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time. The Company has recently implemented a share exchange whereby shareholders of each of the Company’s subsidiaries may exchange the subsidiary shares for Company shares on a 1:1 basis.

ITEM 1A.	RISK FACTORS

Risk Factors Related To Our Business

Investing in our common stock is risky. In addition to the other information in this annual report, you should consider carefully the following risk factors in evaluating us and our business. If any of the events described in the following risk factors were to occur, our business, financial condition or results of operations likely would suffer.

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have incurred significant losses and experienced negative cash flow. We anticipate that we will continue to incur operating losses through at least 2009. Until we fully implement our New Business Model, we will not be able to generate revenue. We expect to make significant operating and capital expenditures to implement our New Business Model. As a result, we will need to generate significant additional revenue to achieve profitability. We cannot assure you that we will ever achieve profitability.

These conditions raise substantial doubt to our auditors about our ability to continue as a going concern. The attainment of profitable operations is dependent upon future events, including our ability to obtain adequate financing to fulfill our development activities and achieving a level of sales adequate to support our Company’s cost structure.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our independent auditors have included an explanatory paragraph in their audit report issued in connection with our financial statements which states that our significant losses and negative cash flow during our development stage raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to successfully implement our New Business Model and, ultimately, attain profitable operations, which is dependent upon future events, including obtaining adequate financing to fulfill our development activities and achieving a level of revenue adequate to support our cost structure. We cannot assure you that we will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.

We are subject to the risks frequently experienced by early stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies. These risks include our potential inability to:

•	establish sales and marketing capabilities;
•	establish and maintain markets for our potential service offerings;
•	identify, attract, retain and motivate qualified personnel;
•	keep pace with changes in technology;

Our future growth will suffer if we do not achieve sufficient market acceptance of our business services.

Our success depends, in part, upon our ability to gain market acceptance of our business services. If the markets we are targeting for our business services fail to accept us, our business will fail. Achieving market acceptance for our business services will require marketing efforts and the expenditure of financial and other resources to create awareness and demand by customers. We may be unable to compete effectively due to our limited resources and operating history. Also, certain large corporations may be predisposed against doing business with a company of our limited size and operating history. Failure to achieve broad acceptance of our business services and to compete effectively would harm our operating results.

Our future success will be dependant upon our Company maintaining a high level of technical expertise.

Technology in our target markets is undergoing rapid change. To succeed in our target markets, we will have to establish and maintain a leadership position in the technology supporting those markets. Accordingly, our success will depend on our ability to:

•	accurately predict the needs of our target markets and develop, in a timely manner, the technology required to support those needs;
•	provide services at a price acceptable to customers and competitive with comparable services;
•	establish and effectively defend our intellectual property; and
•	enter into relationships with other companies that have developed complementary technology into which our services may be integrated.

We cannot assure you that we will be able to achieve any of these objectives.

We will require additional capital to continue to fund our operations and if we do not obtain additional capital, we may be required to substantially limit our operations.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We will require additional capital to continue to fund our operations in future periods. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. We currently have no plans or arrangements with respect to the possible acquisition of additional financing and such financing may be unavailable when we need it or may not be available on acceptable terms. Additional financing may not be available to us, due to, among other things, our Company not having a sufficient credit history, income stream, profit level, asset base eligible to be collateralized, or market for its securities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

Our New Business Model has generated no sales to date and we cannot accurately estimate future quarterly revenue and operating expenses based on historical performance.

Our quarterly operating results may vary significantly based on many factors, including:

•	fluctuating demand for our potential services and technologies;
•	announcements or implementation by our competitors of technological innovations or new services;
•	amount and timing of our costs related to our marketing efforts or other initiatives;
•	the status of particular development programs and the timing of performance under specific development agreements;
•	timing and amounts relating to the expansion of our operations;
•	announcements or implementation by our competitors of technological innovations or new services;
•	our ability to enter into key agreements;
•	timing and amounts relating to the expansion of our operations;
•	costs related to possible future acquisitions of technologies or businesses; or
•	economic conditions specific to our industry, as well as general economic conditions.

Our current and future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. We expect to make significant operating and capital expenditures in the area of sales, marketing and administrative systems and processes. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses are not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

We cannot predict the pace of marketable business services we may offer, and any inability to generate a sufficient number of marketable services would reduce our revenues and harm our business.

Our future revenues and profitability are dependent upon our ability to create marketable business services. Our product candidates may not result in services having the commercial potential we anticipate. Any of these factors could reduce our potential commercial sales and lead to inability to generate revenue and attain profitability.

Our failure to compete successfully could harm our business.

The markets that we are targeting are intensely competitive. Most of our present and potential competitors have or may have substantially greater product capabilities, financial, marketing, manufacturing and human resources, name recognition and experience than we have.

As a result, these competitors may:

•	succeed in developing services that are equal to or superior to our potential services or that will achieve greater market acceptance than our potential services;
•	devote greater resources to developing, marketing or selling their services;
•	respond more quickly to new or emerging technologies or changes in customer requirements, which could render our potential services obsolete;
•	introduce services that make the continued development of our potential services uneconomical;
•	withstand price competition more successfully than we can; and
•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers.

The failure to compete successfully against these existing or future competitors could harm our business.

We may be unable to establish sales and marketing capabilities necessary to successfully commercialize our potential services.

We currently have limited sales and marketing capabilities. We will need to either hire sales personnel with expertise in the markets we intend to address or contract with others to provide for sales support. Our potential services address different markets and can be offered through multiple sales channels. Addressing each market effectively will require sales and marketing resources tailored to the particular market and to the sales channels that we choose to employ. In addition, the markets in which we operate are highly complex and technical; we may not have the adequate expertise to adequately market our services. We may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our potential services. Co-promotion or other marketing arrangements with others to commercialize services could significantly limit the revenues we derive from these services, and these parties may fail to commercialize such services successfully.

We may be unable to obtain effective intellectual property protection for our potential services and technology.

We rely on the law of trade secrets to protect unpatented technology and know-how. We try to protect this technology and know- how by limiting access to those employees, contractors and strategic partners with a need to know this information and by entering into confidentiality agreements with these parties. Any of these parties could breach the agreements and disclose our trade secrets or confidential information to our competitors, or these competitors might learn of the information in other ways. Disclosure of any trade secret not protected by a patent could materially harm our business.

The loss of certain of our key personnel, or any inability to attract and retain additional personnel, could impair our ability to attain our business objectives.

Our future success depends to a significant extent on the continued service of our key management personnel, particularly Mr. Daniel J. Imperato, our Company’s Interim Non-Executive Chairman Emeritus and treasurer. We currently do not have a written employment agreement with Mr. Imperato. Accordingly, the loss of the services of Mr. Imperato would adversely affect our business and our ability to timely commercialize our services, and impede the attainment of our business objectives.

Our future success will also depend on our ability to attract, retain and motivate highly skilled personnel. In particular, we will need to hire seasoned executive managers to assist us with marketing and performing our contemplated services. Competition for highly educated qualified personnel is intense. If we fail to hire and retain a sufficient number of qualified personnel, we will not be able to attain our business objectives.

We may outsource some of our services to third parties and our revenues could decline if these third parties do not adequately or timely perform their services and our reputation could suffer if we do not maintain high quality standards.

We may enter into outsourcing arrangements with third party service providers and we intend to enter into agreements with additional corporate partners and other third parties. We expect to contract with various companies to perform various portions of our service offerings. If these third parties do not adequately or timely perform their services, our reputation could be harmed, and our revenues could decline. We cannot assure you that we will be able to negotiate arrangements with these third parties on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially acceptable service performance. If we cannot maintain our current relationships or establish new arrangements, we will require additional capital to undertake those activities on our own and will require expertise that we do not currently possess and that may be difficult to obtain.

We may be unable to effectively implement new transaction accounting, operational and financial systems.

To manage the expected growth of our operations and personnel, we will be required to implement complex transaction accounting, operational and financial systems, procedures and controls and to retain personnel experienced in the use of these systems. Deficiencies in the design and operation of our systems, procedures and controls, including internal controls, could adversely affect our ability to record, process, summarize and report material financial information. We cannot assure you that our current and planned systems, procedures and controls will be adequate to support our future operations.

Our failure to effectively manage and support our growth could adversely affect our business.

Failure to effectively manage and support our growth could adversely affect our business. The transition from development stage to a service provider will create significant additional demands on our infrastructure and will require effective planning and management. We cannot assure you that our resources will be adequate to support our future growth. In addition, future expansion will be expensive and will likely strain our management and other resources. In order to effectively manage growth, we must:

•	manage in-house our operating and financial control systems;
•	continue to develop an effective planning and management process to implement our business strategy;
•	hire, train and integrate new personnel in all areas of our business; and
•	expand our facilities and increase our capital investments.

We cannot assure you that we will be able to accomplish these tasks effectively or otherwise effectively manage our growth.

Our plan to develop relationships with strategic partners may not be successful.

Part of our business strategy is to maintain and develop strategic relationships with government agencies and private firms. For these efforts to be successful, we must identify partners whose competencies complement ours. We must also successfully enter into agreements with them on terms attractive to us, and integrate and coordinate their resources and capabilities with our own. We may be unsuccessful in entering into agreements with acceptable partners or negotiating favorable terms in these agreements. Also, we may be unsuccessful in integrating the resources or capabilities of these partners. In addition, our strategic partners may prove difficult to work with or less skilled than we originally expected. If we are unsuccessful in our collaborative efforts, our ability to develop and market services could be severely limited.

If we establish global operations, we will be subject to various risks.

Many of the markets that we propose to address are global and will require us to conduct foreign operations. While the specific risks that will apply to these activities would depend on the circumstances, we could become subject to risks relating to foreign currency fluctuations, political and social unrest, local regulatory systems and varying standards for the protection of intellectual property. The existence of any of these risks will complicate our business and may lead to unexpected and adverse effects on our business. If we are required to conduct significant foreign operations, we will also need expertise in such operations, which we do not presently have.

Our limited operating history makes financial forecasting difficult for us and for others that may publish estimates of our future financial results.

As a result of our limited operating history, it is difficult to accurately forecast our revenue and results, including cost of revenue, research and development expenses, marketing, general and administrative expenses and other financial and operating data. We have a limited amount of meaningful historical financial data upon which to base projected revenue or expenses. We base our current expense levels and estimates of future expense levels on our operating plans and estimates of future revenue, and our future expenses will be dependent in large part upon our future levels of service sales. Sales and results are difficult to forecast because we do not currently have any commercial customers or government contracts, we are uncertain of the extent of orders for our services and the mix, volume and timing of any such orders. As a result, we may be unable to make accurate financial forecasts of revenue or expenses. Financial analysts and others that may seek to project our future performance face similar difficulties. This inability to accurately forecast our revenue and expenses could cause our financial results to differ materially from any projected financial results.

Risks Factors Related to Owning Our Common Stock

Our Company’s violations of the 1940 Act may cause our Company to incur certain liabilities that could have a significant impact on our Company’s ability to continue as a going concern.

In early 2007, our management and auditors had telephone discussions with the Securities and Exchange Commission (the “SEC”) concerning our serious compliance failures with respect to certain provisions of the federal securities laws and related rules, including Article 6 of Regulation S-X and Generally Accepted Accounting Principles (GAAP). In August 2007, and for a period of over a year thereafter, our company began to receive written correspondences from the SEC relating to our serious compliance failures with respect to the 1940 Act, in addition to the compliance failures described above. The SEC also sought clarification with respect to our Company’s agreement with Kaiser Himmel Corporation. After over eighteen months, our Company remained non-compliant with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of business development companies and reporting companies in general. Our Company’s violations of the 1940 Act may cause the Company to incur certain liabilities. Such liabilities can not be estimated by management as of this time. However, such liabilities, if incurred, could have a significant impact on the Company’s ability to continue as a going concern. Further, as a result of our Company’s failure to have appointed a chief compliance officer, we may be deemed to have violated additional federal securities laws, which could subject our Company to additional liabilities. These matters could lead to enforcement action by the SEC. At this time, we are unable to determine whether these matters will lead to potentially adverse action from the SEC.

If we authorize the issuance of additional securities, existing stockholders may experience future ownership dilution.

Our Articles of Incorporation provide that we may issue up to 500,000,000 shares of common stock and 5,000,000 shares of preferred stock. In the event we issue additional shares of common stock in connection with our contemplated growth plans or otherwise, our stockholders will experience future ownership dilution that could adversely affect prevailing market prices for our common stock.

Our board of directors has the discretion to assign rights and preferences to our blank check preferred stock.

Pursuant to our Company’s articles of incorporation, we are authorized to issue 5,000,000 shares of preferred stock, and our board of directors has the discretion to assign rights and preferences to our preferred stock without the approval of our common stockholders. The rights and preferences of this preferred stock may be superior to the rights and preferences of our common stock; and the issuance of this preferred stock could serve to deter or prevent a takeover from a third party. This type of preferred stock is commonly referred to as “Blank Check Preferred Stock.”

Voting control of management; management’s ability to control the Company’s affairs and operations; no disinterested members of the board of directors.

Management of the Company owns approximately 71% of the issued and outstanding shares of the Company’s common stock.  The Company’s articles of incorporation do not provide for cumulative voting for the election of directors. Consequently, management of the Company is able to elect all of the Company’s directors, appoint officers and otherwise control the Company’s affairs and operations. Further, the board of directors currently has no formal committees, such as a compensation committee or an audit committee, and most likely will not form such committees in the near future.

No public trading market for the Company’s securities; no assurance that a public trading market will develop.

No public trading market for our common stock exists.  There can be no assurances that a regular trading market will develop for the shares of common stock or that, if developed, any such market will be sustained. Trading of the common stock will likely be conducted through what is customarily known as the over-the-counter bulletin board. Any market for the common stock which may result will likely be less well developed than if the common stock were traded on a stock exchange.

Likelihood the Company’s securities will be subject to the SEC’s penny stock regulations; potential difficulties in reselling securities.

The Company’s securities, if and when available for trading, will likely be subject to the SEC’s rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Company’s common stock becomes subject to the penny stock rules, shareholders may find it more difficult to resell their shares of common stock.

ITEM 2.	PROPERTIES

The Company leases approximately 1,000 square feet of space at 529 S. Flagler Drive, Suite 29, West Palm Beach, Florida 33401. The office space is used for sales, administrative offices, and customer support.

ITEM 3.	LEGAL PROCEEDINGS

In early 2007, our management and auditors had telephone discussions with the Securities and Exchange Commission (the “SEC”) concerning our serious compliance failures with respect to certain provisions of the federal securities laws and related rules, including Article 6 of Regulation S-X and Generally Accepted Accounting Principles (GAAP). In August 2007, and for a period of over a year thereafter, our company began to receive written correspondences from the SEC relating to our serious compliance failures with respect to the 1940 Act, in addition to the compliance failures described above. The SEC also sought clarification with respect to our Company’s agreement with Kaiser Himmel Corporation. After over eighteen months, our Company remained non-compliant with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of business development companies and reporting companies in general. Our Company’s violations of the 1940 Act may cause the Company to incur certain liabilities. Such liabilities can not be estimated by management as of this time. However, such liabilities, if incurred, could have a significant impact on the Company’s ability to continue as a going concern. Further, as a result of our Company’s failure to have appointed a chief compliance officer, we may be deemed to have violated additional federal securities laws, which could subject our Company to additional liabilities. These matters could lead to enforcement action by the SEC. At this time, we are unable to determine whether these matters will lead to potentially adverse action from the SEC.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required for this item is incorporated herein by reference to the Company’s Definitive 14C Information Statement filed with the U.S. Securities and Exchange Commission on October 17, 2008.

PART II

ITEM 5.	MARKET INFORMATION

(a) Market Information

No public trading market presently exists for our Common Stock, and we cannot assure you that a trading market for our Common Stock will ever develop.

(b) Holders

During the period covered by this report, approximately 500 holders of record held our Common Stock.

(c) Dividends

No cash dividends were declared or paid on our Common Stock since our inception.  No restrictions limit our ability to pay dividends on our Common Stock.  We do not expect to pay any dividends in the near future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Not applicable.
(e)
(f) Recent Sales of Unregistered Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto.

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management.   When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements.  These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.  All forward-looking statements attributable to us are expressly qualified in their entirety by the forgoing cautionary statement.

Overview

On November 6, 2008, Imperiali, Inc. filed a Form N-54C with the SEC withdrawing the Company’s election to be regulated as a business development company pursuant to the Investment Company Act of 1940.

The Company is now pursuing a business model whereby it would consolidate its subsidiaries and provide global business development consulting services (the “New Business Model”). Specifically, the Company will identify client companies and assist them with their global expansion, and provide them with business advice and management expertise related thereto. Under the New Business Model, the Company will at all times be managed and conduct its activities in such a way as to not act as an “investment company” subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time. The Company has recently implemented a share exchange whereby shareholders of each of the Company’s subsidiaries may exchange the subsidiary shares for Company shares on a 1:1 basis.

Results of Operations

Revenue
Revenue was $365,173 and was primarily derived from Consulting Fees received for services.

Operating Expenses
For the year ended August 31, 2008, the Company had a net loss of $545,518. Total expenses incurred were $911,426 of which $680,000 was the write-off of the Kaiser Himmel loan, $137,720 was for Employees and Consulting and $93,706 was for General and Administrative Expense.  General and administrative expenses related primarily to insurance, telephone, other office costs and costs associated with being a reporting company.

Liquidity and Capital Resources
The Company had cash on hand of $59 at August 31, 2008 and had no other assets to meet ongoing expenses or debts that may accumulate.  As of such date, we have an accumulated deficit of $16,427,132.

The Company has no commitment for any capital expenditure and foresees none.  However, we will incur routine fees and expenses incident to our reporting duties as a reporting company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition.  Our cash requirements for the next twelve months are relatively modest, principally operational accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $1.7 million in the fiscal year ending August 31, 2009.  Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

The Company will only be able to pay future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow.  As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow.  We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition.  Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination.  We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates.

Should existing management or shareholders refuse to advance needed funds, however, the Company would be forced to turn to outside parties to either loan money to us or buy our securities.  There is no assurance whatsoever that we will be able to raise necessary funds from outside sources.  Such a lack of funds could result in severe consequences to us, including among others:

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

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

ITEM 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of Imperiali, Inc., prepared in accordance with Regulation S-X and the Reports of the Independent Registered Accounting Firm are included in this Item 8:

Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545		2228 South Fraser Street
Unit 1
Fax (303) 369-9384

Email: larryodonnellcpa@msn.com 80014		Aurora, Colorado
www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Imperiali, Inc.

I have audited the accompanying balance sheet of Imperiali, Inc. as of August 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperiali, Inc. as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.

Aurora, Colorado

December 12, 2008

IMPERIALI, INC.
Balance Sheets

	August 31, 2008	August 31, 2007
		Restated
ASSETS
Current assets:
Cash	$59	$189,368
Prepaid expenses	-	9,765

Total current assets	$59	$199,133

Fixed Assets	$1,000	$-

Total assets	$1,059	$199,133

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other current liabilities	$191	$26,614
Note payable - related party	257,500	-

Total current liabilities	$257,691	$26,614

Stockholders' equity:
Common stock; $.001 par value; authorized - 500,000,000 shares; 48,200,986 and 38,200,986 shares issued and outstanding at August 31, 2008 and August 31, 2007 respectively	$48,201	$38,389
Additional paid in capital	16,122,299	16,117,963
Accumulated deficit	(15,881,614)	(11,171,422)
Undistributed Earnings	(545,518)	(4,812,411)
Total shareholders' equity	$(256,632)	$172,519

Total liabilities and shareholders' equity	$1,059	$199,133

IMPERIALI, INC.
Statement of Operations
For the Twelve Months Ended August 31, 2008 and 2007

	2008	2007
		Restated
Interest and Related Portfolio Income
Consulting income	$343,173	$-
I/C income	22,000	-
Interest and dividends	735	8,442
Gross revenue	$365,908	$8,442
Expenses:
Consulting and employee costs	$(137,720)	$(1,131,774)
General and administrative	(93,706)	(189,079)
Bad debt writeoff	(680,000)	-
Total Expenses	$(911,426)	$(1,320,853)

Net investment income before income taxes	$(545,518)	$(1,312,411)
Income tax expense	-	-
Net investment income (loss)	$(545,518)	$(1,312,411)

Net Realized Gains(losses)	-	-

Net Change in unrealized appreciation	-	(3,500,000)
Net increase (decrease)in net assets resulting from operations (loss)	$(545,518)	$(4,812,411)

Earnings (loss) per common share - basic	$(0.011)	$(0.166)
Earnings (loss) per common share - diluted	$(0.011)	$(0.166)
Weighted avg common shares outstanding - basic	48,200,986	28,965,486
Weighted avg common shares outstanding - diluted	48,200,986	28,965,486

IMPERIALI, INC.
Statement of Changes in Stockholders' Equity
For Fiscal Years Ended August 31, 2008 and 2007

			Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, August 31, 2006	20,358,486	$20,358	$11,760,605	$(11,171,422)	$609,541

Issuance of common stock	17,842,500	18,031	4,357,358		4,375,389

Net loss for the year				(4,812,411)	(4,812,411)

Balance August 31, 2007	38,200,986	$38,389	$16,117,963	$(15,983,833)	$172,519

Issuance of common stock	10,000,000	9,812	4,336	102,219	116,367

Net gain for the year				(545,518)	(545,518)

Balance August 31, 2008	48,200,986	$48,201	$16,122,299	$(16,427,132)	$(256,632)

IMPERIALI, INC.
Statement of Investments

Private Finance Portfolio Company	Investment		Cost	Value
Imperiali Organization LLC			$-	$-
I1Telecom Services Inc	Common Stock	30,000,000 Shares	-	-
I1Connect Inc	Common Stock	40,000,000 Shares	3,500,000	-
I1Films Inc	Common Stock	5,000,000 Shares	-	-

Total			$3,500,000	$-

IMPERIALI, INC.
Statement of Cash Flows
For the Fiscal Years ended August 31, 2008 and  2007

	2008	2007
		Restated
Cash flow from operating activities:
Net increase (decrease) in net assets from operations	$(545,518)	$(4,812,411)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-off of Kaiser Himmel loan	680,000	-
Other assets	-	(9,765)
Other liabilities	191	26,614
Net cash provided by (used in) operating activities	$134,673	$(4,795,562)

Cash flows from investing activities:
Loan to Kaiser Himmel	$(680,000)	$-
Capital expenditures	(1,000)	-
Net cash used in investing activities	$(681,000)	$-

Cash flows from financing activities
Proceeds from common stock	$-	$875,389
Net proceeds from related party	257,500	-
Investment in subsidiary	99,518	-
Change in net unrealized (increase)/decrease of investments	-	3,500,000
Net cash provided by (used in) financing activities	$357,018	$4,375,389

Net increase in cash	$(189,309)	$(420,173)
Cash at beginning of period	189,368	609,541
Cash at end of period	$59	$189,368

NOTES TO FINANCIAL STATEMENTS

Basis of presentation:

The accompanying audited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Note 1. Organization

General Development of the Business
The Company was incorporated in Florida on September 27, 1994 by Daniel J. Imperato under the name Automated Energy Security Inc.

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

In November 2005, we changed our name to Imperiali, Inc. and commenced operations as an investment company.  To date, the activities of our principals have largely been limited to organizational matters and fund raising.  We have commenced the private placement of up to 10 million of the Company's common shares in an offering (the "Offering") exempt from the registration requirements of the Securities Act of 1933 ("1933 Act") pursuant to Section 4(2) thereof and Regulation D ("Regulation D") there under.  At August 31, 2008, the Company’s total assets were $3,699,133 and its net asset value per share (“NAV”) was $.10.  Upon the closing of the Offering, the Company's common shares will be owned by numerous persons that are both "accredited investors," as that term is defined in Regulation D, and "qualified clients" within the meaning of the Investment Advisers Act of 1940 (the "1940 Act").

On November 6, 2008, Imperiali Inc. filed a Form N-54C “Notification of Withdrawal of Election to be Subject to Sections 55 through 65 of the Investment Company Act of 1940, filed pursuant to Section 54© of the Investment Company Act of 1940”.

Imperiali, Inc.  (the "Company") has changed the nature of its business so as to  cease to  be  a  business  development  company, and  such  change  was authorized  by  the vote of a majority of its outstanding  voting securities.  The Company is now pursuing a business model whereby it would consolidate its subsidiaries and provide global business development consulting services (the “New Business Model”). Specifically, the Company will identify client companies and assist them with their global expansion, and provide them with business advice and management expertise related thereto. Under the New Business Model, the Company will at all times be managed and conduct its activities in such a way as to not act as an “investment company” subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time.

Note 2. Summary of Significant Accounting Policies

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

Imperiali Inc. is a privately held Company with over 475 shareholders (meets the minimum requirements to enter the public markets).

Inventory
Inventories are stated at lower of cost or market, with cost generally determined on a first-in, first-out basis. Currently the Company carries no inventory.

Depreciation
Depreciation is calculated using straight-line methods over the estimated useful life of the equipment, furniture and fixtures.

Income Taxes
The Company is recognized as a corporation under the Internal Revenue Code.  As such, the corporation must report income and expenses properly on their tax return and pay all the related income taxes.  As of August 31, 2008 the Company has an approximately $10,200,000 net operating loss carryover which can be used against future income through 2018.  No provisions for income taxes are provided in these financial statements since the Company was dormant for the years ending August 31, 2006 and 2005.

Concentration of Credit Risk
The Company maintains cash accounts in commercial banks.  Total cash deposits are secured by the Federal Deposit Insurance Corporation (FDIC) up to a limit of $100,000 per company.  As of August 31, 2008, some of the Company’s cash equivalent balances were deposited in accounts with a stock brokerage firm.

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

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP.  SFAS No. 141(R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed.   The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning April 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed.  Since the Company currently has no minority interest, this standard will have no impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (”FSP No. FAS 142-3”). The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other US generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact FSP No. FAS 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1.  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is in the process of evaluating the impacts, if any, of adopting this FSP.

In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force, EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses how an entity should evaluate whether an instrument is indexed to its own stock. The consensus is effective for fiscal years (and interim periods) beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is in the process of evaluating the impacts, if any, of adopting this EITF.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active” (“FAS No. 157-3”) with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS No. 157-3 clarifies the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS No. 157-3 in the second quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3. Investments

Investments are carried at Fair Market Value.

Valuation Policies

Valuation of Portfolio Investments
On November 6, 2008, Imperiali Inc. filed a Form N-54C “Notification of Withdrawal of Election to be Subject to Sections 55 through 65 of the Investment Company Act of 1940, filed pursuant to Section 54© of the Investment Company Act of 1940”.

Imperiali, Inc.  (the "Company") has changed the nature of its business so as to  cease to  be  a  business  development  company, and  such  change  was authorized  by  the vote of a majority of its outstanding  voting securities.  The Company is now pursuing a business model whereby it would consolidate its subsidiaries and provide global business development consulting services (the “New Business Model”). Specifically, the Company will identify client companies and assist them with their global expansion, and provide them with business advice and management expertise related thereto. Under the New Business Model, the Company will at all times be managed and conduct its activities in such a way as to not act as an “investment company” subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time.

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

On the September 11, 2006 management valued one project within Imperiali Organization LLC – an internet search engine project called I1Connect for $3.5 million.  Due to the uncertainty of the realization of this project, an unrealized loss had been recognized as of August 31, 2007.

On the May 31, 2007 management revalued the I1Connect project. The internet search engine was fully operational.  Based on comparison of other comparable companies, management revalued the I1Connect project at $40 million.  Due to the uncertainty of the realization of this project, an unrealized loss had been recognized as of August 31, 2007.

Management devised a plan to combine I1Connect and a global media public relations firm which was acquired by Imperiali, Inc.  The combined subsidiary was set up in July 2007 as I1Connect, Inc.  Imperiali, Inc. owns 40,000,000 shares of I1Connect, Inc. The company has issued a Private Placement Memorandum.  The last share of I1connect sold at $1 per share under the private placement or a $40 million valuation.

Additionally, Imperiali, Inc reentered the telecommunications business.  The telecommunications project is now a going concern. Imperiali, Inc. valued the telecom project at $30million as of May 31, 2007.  The asset included the previous New Millennium Development Group assets that Bank of America had valued, on a global basis, at approximately $5 billion.

Imperiali, Inc. subsequently set up a company I1Telecommunications, Inc. for the purpose of acquiring some of the telecom projects of Imperiali Organization, LLC.   Imperiali, Inc. owns 30 million shares of I1Telecommunications, Inc.  Management has entered into a partnership agreement with a South American telecommunications company and has entered into Memorandums of Understanding with other telecommunications partners.  Management now believes that the combined future potential of Imperiali Telecom, Inc is at least 5% of the total value of the original projects or $250 million. The projects must be funded to proceed forward with the business plan to realize the $250million valuation.

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

On May 29, 2008, at a meeting of the Company’s Board of Directors, the board approved in exchange for the forgiveness of debt owed to the Company by Kaiser Himmel, Kaiser Himmel will relinquish all assets of Kaiser Himmel including accounts receivable, software, hardware, and work in process for all software projects. Prototypes, websites, trademarks, vehicles and source code to Imperiali Organization. The debt is to be assumed by Imperiali Organization and any prior liens will be release.

Note 5. Debt

As of August 31, 2008 the company has debt due of $257,500 to Daniel Imperato a member of the Board of Directors.

Note 6. Employee Compensation Plans

The Company has no Defined Benefit or Defined Contribution Pension Plans.

Note 7. Stock Option Plans

The Company has no Stock Option Plans.

Note 8. Financial Highlights –

The table below lists financial information (unaudited) by quarter for each of the two fiscal years ending August 31, 2008 and 2007.

	First	Second	Third	Fourth	Total Year
2008
Net Revenue	$238,689	$70,036	$50,010	$7,173	$366,908
Operating Expenses	658,777	28,363	85,115	139,171	911,426
Net Investment Income (Loss)	$(420,088)	$41,673	$(35,105)	$(131,998)	$(545,518)
Basic & Diluted Loss per Common Share	$(0.009)	$0.001	$(0.001)	$(0.003)	$(0.011)
Weighted Average Common Shares Outstanding	45,131,686	48,200,986	48,200,986	48,200,986	48,200,986

2007
Net Revenue	$4,806	$699	$1,187	$1,750	$8,442
Operating Expenses	447,719	438,251	303,123	131,760	1,320,853
Net Realized Loss	3,500,000				3,500,000
Net Investment Income (Loss)	$(3,942,913)	$(437,552)	$(301,936)	$(130,010)	$(4,812,411)
Basic & Diluted Loss per Common Share	$(0.194)	$(0.017)	$(0.012)	$(0.004)	$(0.166)
Weighted Average Common Shares Outstanding	20,358,486	25,809,569	25,809,569	28,965,486	28,965,486

For the year ended August 31, 2008, the Company had a net loss of $545,518. Total expenses incurred were $911,426 of which $680,000 was the write-off of the Kaiser Himmel loan, $137,720 was for Employees and Consulting and $93,706 was for General and Administrative Expense.  General and administrative expenses related primarily to insurance, telephone, other office costs and costs associated with being a reporting company.

Liquidity and Capital Resources
The Company had cash on hand of $59 at August 31, 2008 and had no other assets to meet ongoing expenses or debts that may accumulate.  As of such date, we have an accumulated deficit of $16,427,132.

The Company has no commitment for any capital expenditure and foresee none.  However, the Company will incur routine fees and expenses incident to our reporting duties as a reporting company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition.  Our cash requirements for the next twelve months are relatively modest, principally operational accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $1.7 million in the fiscal year ending August 31, 2008.  Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the period covered by this report, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Daniel J. Imperato, Interim Non-Executive Chairman Emeritus of the Company reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that its disclosure controls were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including Daniel J. Imperato, Interim Non-Executive Chairman Emeritus of the Company, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of the period covered by this report.

The Company's internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management's report in this annual report.

Limitations on Controls

Our management, including Daniel J. Imperato, Interim Non-Executive Chairman Emeritus of the Company, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes to company internal controls

In our opinion, there were no material changes in our Company's internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the fiscal year end of the Company covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the fiscal year end of the Company covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the fiscal year end of the Company covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the fiscal year end of the Company covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the fiscal year end of the Company covered by this report.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	EXHIBITS. The following exhibits are filed as part of this report.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  December 15, 2008

Imperiali Inc.,
Registrant

By	/s/ Daniel Imperato
Daniel Imperato,
Interim Non-Executive Chairman Emeritus
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Daniel Imperato
Daniel Imperato,
Interim Non-Executive Chairman Emeritus,
Director