Form 10-Q
period 2008-11-30
Imperali, Inc.
filed 2009-01-20
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

Imperiali, Inc.

(Name of Small Business Issuer as Specified in Its Charter)

Florida	65-0574887
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 Lakeview Avenue, Suite 160
West Palm Beach, Florida 33401

(Address of Principal Executive Offices)

(561) 805-9494

(Issuer’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 36,961,319 shares outstanding as of January 19, 2009.

Imperiali, Inc.
Form 10-Q
For the Quarter Ended November 30, 2008

Table of Contents
		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets at November 30, 2008 (unaudited) and August 31, 2008	3

	Statements of Operations for the three-month periods ended November 30, 2008 and November 30, 2007(unaudited)	4

	Statements of Cash Flows for the three-month periods ended November 30, 2008 and November 30, 2007 (unaudited)	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6.	Exhibits	15

	Exh. 31.1 Section 302 Certification of Chief Executive Officer
	Exh. 31.2 Section 302 Certification of Chief Financial Officer
	Exh. 32.1 Section 906 Certification of Chief Executive Officer
	Exh. 32.2 Section 906 Certification of Chief Financial Officer

	Signatures	16

PART I.

ITEM 1 - FINANCIAL STATEMENTS

Imperiali, Inc.
Balance Sheets
As of November 30, 2008 and August 31, 2008
(Unaudited)

	As of November 30, 2008	As of August 31, 2008
		(restated)
ASSETS
Current assets:
Cash	$7,877	$3,059

Total current assets	7,877	3,059
Fixed assets (net of accumulated depreciation of $325 and $160 at November 30, 2008 and August 31, 2008 respectively)	5,904	840

Total assets	$13,781	$3,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable – related party	$20,000	$—
Accounts payable	15,094	—
Note payable and accrued interest – related party	272,324	269,262
Total current liabilities	307,418	269,262
Stockholders' deficit:
Common stock; $.001 par value; authorized - 500,000,000 shares; 36,961,319 shares issued and outstanding at November 30, 2008 and August 31, 2008	36,961	36,961
Additional paid in capital	16,133,539	16,133,539
Accumulated deficit	(16,464,137)	(16,435,863)

Total stockholders' deficit	(293,637)	(265,363)

Total liabilities and stockholders' deficit	$13,781	$3,899

See notes to financial statements

IMPERIALI, INC.
Statements of Operations
For the three months ended November 30, 2008 and November 30, 2007
(Unaudited)

	For the Three Months
	Ended November 30,
	2008	2007

Consulting Income	$80,002	$216,000
Total Income	80,002	216,000

Expenses:
Employees and Consulting	40,000	234,564
General and administrative	54,782	324,213
Total Operating Expenses	94,782	558,777
Net Loss from Operations	(14,780)	(342,777)

Other Income (Expenses):
Interest Expense	(13,494)	—
Interest and Dividend Income	—	22,689
Total Other Income (Expenses)	(13,494)	22,689
Net Loss for the period	$(28,274)	$(320,088)

Earnings (loss) per common share – basic and diluted	$(0.00)	$(0.01)
Weighted avg. common shares out. – basic and diluted	36,961,319	36,961,319

See notes to financial statements

IMPERIALI, INC.
Statements of Cash Flows
For the three months ended November 30, 2008 and November 30, 2007
(Unaudited)

	For the Three Months Ended November 30, 2008	For the Three Months Ended November 30, 2007

Cash flow from operating activities:
Net loss	$(28,274)	$(320,088)
Depreciation expense	160	—
Adjustments to reconcile net loss to net cash used in by operating activities:
Change in accounts payable and accrued expenses	23,432	(65,336)

Net cash (used in) operating activities	(4,682)	(385,424)

Cash flows from investing activities:
Loan receivable	—	(150,000)

Capital expenditures	(500)	—
Net cash (used in) investing activities	(500)	(150,000)

Cash flows from financing activities: Net proceeds from (repayments on) related party note	(10,000)	300,000
Advances from related party	20,000	—
Proceeds from sale of common stock	—	72,963
Net cash provided by financing activities	10,000	372,963

Net increase (decrease) in cash	4,818	(162,461)
Cash at beginning of period	3,059	189,368
Cash at end of period	$7,877	$26,907

Supplemental Cash Flow Information:
Income taxes paid in cash	—	—
Interest paid in cash	—	—

Non Cash Items:
Fixed assets purchased with accounts payable	4,724	—

See notes to financial statements

Imperiali Inc.
Notes To Financial Statements
(Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Imperiali’s  annual financial statements and notes thereto filed with the SEC on form 10-K for the year ended August 31, 2008.  The interim financial information presented in this report is done so following the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

Note 2 – Going Concern

Imperiali’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlements of liabilities and commitments in the normal course of business for the foreseeable future.  The company has insufficient working capital to meet operating needs for the next twelve months as of November 30, 2008, which raises doubt about Imperiali’s ability to continue as a going concern.

Note 3 – Organizational Information

Nature of Business
Imperiali, Inc. is a team of global expansion and business development company experts that are strategically positioned around the globe to identify emerging companies that wish to align with strategic partners to grow their businesses, and raise capital for business development and telecommunications infrastructure.

Note 4 – Note Payable

As of November 30, 2008 the company has a note payable due of $247,500, plus $24,824 in accrued interest, to Daniel Imperato a member of the Board of Directors and the interim CEO.  As of August 31, 2008, the balance of the note was $257,000, plus $12,262 in accrued interest.

Note 5 - Guaranteed Commitments

The Company leases approximately 1,000 square feet of space at 222 Lakeview Avenue, Suite 160, West Palm Beach, Florida USA 33401. The office space is used for sales, administrative offices, and customer support. In addition the company has offices in New York, New York and Washington, D.C.

Note 6 - Related Party Transactions

In January 2008, the Company's Chief Executive Officer, Daniel Imperato was issued 10,000,000 shares of common stock for advances and costs due to the Company to support operations, provide working capital and compensation from October 2005 to the current year. In addition included in current liabilities is $20,000 of accrual expenses owed to Mr. Imperato for travel and miscellaneous expenses incurred on behalf of the company.

The company also owes Mr. Imperato $272,324 related to a note payable and accrued interest, which is described in Note 4.

Note 7 – Restatement

The Company has restated its previously issued August 31, 2008 financial statements for matters related to the following:  shares outstanding, depreciation expense, interest expense, and accounts payable.  The following is a summary of the restatements for August 31, 2008:

BALANCE SHEET
	Previously reported		Restated
	8/31/2008	Net Change	8/31/2008
ASSETS
Cash	59	3,000	3,059
Total current assets	59		3,059
Fixed Assets, net	1,000	(160)	840
Total Assets	1,059	2,840	3,899

LIABILITIES
AP and other current liabilities	191	(191)	-
Note payable and accrued interest - related party	257,500	11,762	269,262
Total current liabilities	257,691	11,571	269,262

STOCKHOLDER'S EQUITY
Common Stock	48,201	(11,240)	36,961
APIC	16,122,299	11,240	16,133,539
Accumulated Deficit	(16,427,132)	(8,731)	(16,435,863)
Total shareholder's equity	(256,632)	(8,731)	(265,363)
Total liabilities and equity	1,059	2,840	3,899

STATEMENT OF OPERATIONS
	Previously reported		Restated
	8/31/2008	Net Change	8/31/2008
Revenue
Consulting Income	343,173		343,173
I/C Income	22,000		22,000
Interest and dividends	735		735
Total Revenue	365,908	—	365,908

Expenses
Consulting and employee costs	137,720	(3,000)	134,720
General and administrative	93,706	(31)	93,675
Bad debt write off	680,000		680,000
Total Expenses	911,426	(3.031)	908,395
Operating Income	(545,518)	3,031	(542,487)

Other income	-		-
Interest expense	-	11,762	11,762
Net Income	(545,518)	(8,731)	(554,249)

Earnings (loss) per share (basic and diluted)	(0.01)		(0.01)

Weighted average common shares (basic and diluted)	36,961,319		36,961,319

The result of these restatements is an increase in the net loss of $8,731 and an increase in stockholders’ equity of $2,840.  There is no change to basic or diluted earnings per share.

ITEM 2 MANAGEMENT’S DISCUSSION and ANALYSIS or PLAN of OPERATIONS

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

Results of Operations

The following table summarizes selected unaudited financial information for the three months ended November 30, 2008 compared to the three months ended November 30, 2007.

	For the Three Months
	Ended November 30,
	2008	2007

Consulting Income	$80,002	$216,000
Total Income	80,002	216,000

Expenses:
Employees and Consulting	40,000	234,564
General and administrative	54,782	324,213
Total Operating Expenses	94,782	558,777
Net Loss from Operations	(14,780)	(342,777)

Other Income (Expenses):
Interest Expense	(13,494)	—
Interest and Dividend Income	—	22,689

Total Other Income (Expenses)	(13,494)	22,689
Net Loss for the period	$(28,274)	$(320,088)

Earnings (loss) per common share – basic and diluted	$.00	$0.01

Weighted avg. common shares out. – basic and diluted	36,961,319	36,961,319

During the quarter ended November 30, 2008, we incurred a net loss of $28,274. General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company was $54,782.  Management fees totaled $40,000.  Consulting income for the quarter of $80,002 primarily consists of fees charged to related entities for services performed.  Overall, expenses dropped significantly from the prior year quarter, as did consulting income.

General and administrative expenses decreased $269,431 when comparing the first quarter of 2008 to 2007, principally due to reduced travel and reduced legal fees related to preparing material for administrative hearings related to refund challenges. The general and administrative costs for the first quarter of 2008 include the costs associated with computer and internet expenses of $11,613, professional fees of $27,000, insurance costs of $8,552 and other operating costs of $7,617.

Interest expense of $13,494 in the quarter ending November 30, 2008 covers accrued interest payable on the related party loan.

Liquidity and Capital Resources

The Company had cash on hand of $7,877 at November 30, 2008 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $16,464,137. As of November 30, 2008 we had current liabilities totaling $307,418.

The Company has fixed assets, net of accumulated depreciation of $5,904 and has no commitment for any additional capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a reporting company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally operational accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the “Exchange Act”), which should not exceed $1.7 million in the fiscal year ending August 31, 2009. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4 - Controls and Procedures

Management’s Report on Internal Control over Financial Reporting.
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

PART II   OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 1A - RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended November 30, 2008.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended November 30, 2008.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended November 30, 2008.

ITEM 5 - OTHER INFORMATION

None.

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

DATE:  January 20, 2009

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