Form 10-K/A
period 2008-08-31
Imperali, Inc.
filed 2009-05-01
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008 (amended May 1, 2009)

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

On March 31, 2008 there were 36,961,319 shares outstanding of the registrant’s common stock, $.001 par value.

IMPERIALI, INC.
FISCAL YEAR ENDED AUGUST 31, 2008
INDEX TO FORM 10-K/A

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32.1	Section 906 Certification of CEO
Ex-32.2	Section 906 Certification of CFO

EXPLANATORY NOTE
This Amendment to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2008 is filed to amend certain errors in the following sections: shares outstanding, cash, depreciation expense, interest expense, accounts payable and Shareholders Equity.

Except as required to reflect the change noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Annual Report on Form 10-K. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

In November 2005, we changed our name to Imperiali, Inc. and commenced operations as a business development company an investment company and elected to be regulated as a business development by the Securities and Exchange Commission under the Investment Company Act 1940. As a business development company, we were primarily engaged in the business of furnishing capital and making available managerial assistance to companies that do not have ready access to capital through conventional financial channels. As a business development company we were required to comply with numerous regulatory requirements.

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

Pursuant to the initial subscription agreement, (i) Kaiser agreed to provide non-cancellable instructions, along with all necessary and supporting documents related thereto, to Bank of America to directly transfer the 1.6 million shares Sprint Nextel stock to our Company’s stock account upon the expiration of the restrictions in October 2008. Such shares were valued at $23,800,120; and (ii) our Company agreed to loan Kaiser an aggregate of $380,000 at the current prime interest rate plus 1%, with such loan due and payable in October 2008. $150,000 was to be transferred to Kaiser upon execution of the subscription agreement, with the balance to be transferred to Kaiser within 30 days. Further, the Company agreed to deliver 10,000,000 shares of Company common stock to Kaiser.

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

Over the next several months, management infighting began to occur and the Company’s assets began to disappear. On or about May 15, 2008, Eric Skys was arrested by the Federal Bureau of Investigation (FBI). In late July 2008, a New York grand jury indicted Mr. Skys on charges that he tried to defraud several banks out of millions of dollars in an elaborate stock sale scheme. Mr. Skys was indicted on three counts of wire fraud and one count each of securities fraud and bank fraud. According to the U.S. attorney’s office for the Southern District of New York, Mr. Skys, if convicted may face up to 110 years in prison and the greater of a $6 million fine or twice the gross gain or loss from his offense.

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

In connection with Mr. Sky’s arrest, the FBI seized all of our Company’s data center equipment in Kaiser’s possession. To date, certain Company funds provided to Kaiser have not been accounted for, and no Company equipment has been returned to the Company by the FBI. The Company loaned approximately $680,000 to Kaiser.

On May 29, 2008, at meeting of the Company’s Board of Directors, the board approved an agreement between the Company, Kaiser and Imperiali Organization, a company owned and controlled by Daniel J. Imperato, whereby in exchange for Imperiali Organization assuming the debt owed to the Company by Kaiser, Kaiser will transfer all of its assets, including accounts receivable, causes of action, software, hardware, and work in process for all software projects, prototypes, websites, trademarks, vehicles and source code, to Imperiali Organization.

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

As of September 1, 2007, Imperiali did not meet the criteria of a business development company and entered the development stage.

On November 6, 2008, Imperiali, Inc. filed a Form N-54C with the SEC, formally withdrawing the Company’s election to be regulated as a business development company pursuant to the Investment Company Act of 1940.

The Company is now pursuing a business model whereby it would consolidate its subsidiaries and provide global business development consulting services (the “New Business Model”). Specifically, the Company will identify client companies and assist them with their global expansion, and provide them with business advice and management expertise related thereto. Under the New Business Model, the Company will at all times be managed and conduct its activities in such a way as to not act as an “investment company” subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities.  Subsequent to year-end, the Company has implemented a share exchange whereby shareholders of each of the Company’s subsidiaries may exchange the subsidiary shares for Company shares on a 1:1 basis.

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

Since our inception, we have incurred significant losses and experienced negative cash flow. We anticipate that we will continue to incur operating losses through at least 2009. Until we fully implement our New Business Model, we will not be able to generate revenue, and even then, there is no guarantee. We expect to make significant operating and capital expenditures to implement our New Business Model. As a result, we will need to generate significant additional revenue to achieve profitability. We cannot assure you that we will ever achieve profitability.

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

Our independent auditors have included an explanatory paragraph in their audit report issued in connection with our financial statements which states that our significant losses and negative cash flow raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to successfully implement our New Business Model and, ultimately, attain profitable operations, which is dependent upon future events, including obtaining adequate financing to fulfill our development activities and achieving a level of revenue adequate to support our cost structure. We cannot assure you that we will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.

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

Our future success will be dependent upon our Company maintaining a high level of technical expertise.

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

In early 2007, our management and auditors had telephone discussions with the Securities and Exchange Commission (the “SEC”) concerning our serious compliance failures with respect to certain provisions of the federal securities laws and related rules, including Article 6 of Regulation S-X and Generally Accepted Accounting Principles (GAAP). In August 2007, and for a period of over a year thereafter, our company began to receive written correspondences from the SEC relating to our serious compliance failures with respect to the 1940 Act, in addition to the compliance failures described above. The SEC also sought clarification with respect to our Company’s agreement with Kaiser Himmel Corporation. After over eighteen months, our Company remained non-compliant with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of business development companies and reporting companies in general. Our Company’s violations of the 1940 Act may cause the Company to incur certain liabilities. Such liabilities cannot be estimated by management as of this time. However, such liabilities, if incurred, could have a significant impact on the Company’s ability to continue as a going concern. Further, as a result of our Company’s failure to have appointed a chief compliance officer, we may be deemed to have violated additional federal securities laws, which could subject our Company to additional liabilities. These matters could lead to enforcement action by the SEC. At this time, we are unable to determine whether these matters will lead to potentially adverse action from the SEC.

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

ITEM 2.         PROPERTIES

The Company leases approximately 2000 square feet of space at 529 South Flagler Drive and the mailing address is 222 Lakeview Avenue, Suite 160 West Palm Beach, Florida 33401. The office space is used for sales, administrative offices, and customer support.

ITEM 3.         LEGAL PROCEEDINGS

In early 2007, our management and auditors had telephone discussions with the Securities and Exchange Commission (the “SEC”) concerning our serious compliance failures with respect to certain provisions of the federal securities laws and related rules, including Article 6 of Regulation S-X and Generally Accepted Accounting Principles (GAAP). In August 2007, and for a period of over a year thereafter, our company began to receive written correspondences from the SEC relating to our serious compliance failures with respect to the 1940 Act, in addition to the compliance failures described above. The SEC also sought clarification with respect to our Company’s agreement with Kaiser Himmel Corporation. After over eighteen months, our Company remained non-compliant with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of business development companies and reporting companies in general. Our Company’s violations of the 1940 Act may cause the Company to incur certain liabilities. Such liabilities cannot be estimated by management as of this time. However, such liabilities, if incurred, could have a significant impact on the Company’s ability to continue as a going concern. Further, as a result of our Company’s failure to have appointed a chief compliance officer, we may be deemed to have violated additional federal securities laws, which could subject our Company to additional liabilities. These matters could lead to enforcement action by the SEC. At this time, we are unable to determine whether these matters will lead to potentially adverse action from the SEC.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

Not applicable.

(e)	Recent Sales of Unregistered Securities

Not applicable.

ITEM 6.         SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and notes thereto.

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

Results of Operations

On May 1, 2009 the Results of Operations were restated to reflect amended financial information.

Revenue
Revenue was $735 and was derived from interest and dividends.

Operating Expenses

For the year ended August 31, 2008, the Company had a net loss of $832,681. Total expenses incurred were $833,416 of which $680,000 was the write-off of the Kaiser Himmel loan, $38,907 was for Employees and Consulting, management fees of $43,000, depreciation expense of $160 and $59,587 was for other Operating Expenses.  Other operating expenses related primarily to insurance, office supplies and telephone expense.  Interest expense on related party debt was $11,762.

Liquidity and Capital Resources
The Company had cash on hand of $3,059 at August 31, 2008 and had no other assets to meet ongoing expenses or debts that may accumulate.  As of such date, we have an accumulated deficit of $16,816,514.

The Company has no commitment for any capital expenditure and foresees none in the near future.  However, we will incur routine fees and expenses incident to our reporting duties as a reporting company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition.  Our cash requirements for the next twelve months are relatively modest, principally operational accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $1.7 million in the fiscal year ending August 31, 2009.  Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

ITEM 8.         Financial Statements and Supplementary Data

The following consolidated financial statements of Imperiali, Inc., prepared in accordance with Regulation S-X and the Reports of the Independent Registered Accounting Firm are included in this Item 8:

Page
Report of Independent Registered Public Accounting Firm	19-20

Financial Statements:

Balance Sheets as of August 31, 2008 (restated) and 2007	21

Statements of Operations for the fiscal years ended August 31,
2008 (restated) and 2007	22

Statements of Changes in Stockholders' Deficit for the fiscal years
ended August 31, 2008 (restated) and 2007	23

Statements of Cash Flows for the fiscal years ended August 31,
2008 (restated) and 2007	24

Notes to Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Imperiali, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Imperiali, Inc. (a Development Stage Company) (the “Company”) as of August 31, 2008 and the related statement of operations, shareholders’ deficit and cash flows for the year ended August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperiali, Inc. as of August 31, 2008 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss, has negative cash flows from operations, and has a net capital deficiency, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the financial statements, the Company has restated its financial statements as of and for the year ended August 31, 2008 to correct previously reported amount of shares outstanding, depreciation expense, interest expense and accounts payable.  Unaudited restatement information is presented in Note 10 for the year ended August 31, 2008.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 22, 2009

Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545	2228 South Fraser Street Unit 1
Fax (303) 369-9384
Email: larryodonnellcpa@msn.com	Aurora, Colorado 80014
www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Imperiali, Inc.

I have audited the accompanying balance sheet of Imperiali, Inc. as of August 31, 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperiali, Inc. as of August 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.

Aurora, Colorado

March 20, 2009

IMPERIALI, INC.
(a Development Stage Company)
Balance Sheets
As of August 31, 2008 (restated) and 2007

	August 31, 2008	August 31, 2007
	Restated
ASSETS
Current assets:
Cash	$3,059	$189,368
Prepaid expenses	-	9,765

Total current assets	3,059	199,133

Fixed assets, net of accumulated depreciation	840	-

Total assets	$3,899	$199,133

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accounts payable and other current liabilities	$1,651	$26,614
Accounts payable - related party	43,000	-
Note payable and accrued interest - related party	269,262	-

Total current liabilities	313,913	26,614

Stockholders' equity (deficit):
Common stock; $.001 par value; authorized - 500,000,000 shares; 36,961,319 and 36,919,486 shares issued and outstanding at August 31, 2008 and August 31, 2007, respectively	36,961	36,919
Additional paid in capital	16,469,539	16,119,433
Accumulated deficit prior to entering the development stage	(15,983,833)	(15,983,833)
Deficit accumulated since entering the development stage	(832,681)	-
Total stockholders' equity/(deficit)	(310,014)	172,519

Total liabilities and stockholders' equity (deficit)	$3,899	$199,133

The accompaning notes are an integral part of these financial statements.

IMPERIALI, INC.
(a Development Stage Company)
Statements of Operations
For the Fiscal Years Ended August 31, 2008 (restated) and 2007

	2008	2007
	Restated
Interest and Related Portfolio Income
Interest and dividends	$735	$8,442
Gross revenue	735	8,442
Expenses:
Consulting and employee costs	(38,907)	(1,131,774)
Management fees - related party	(43,000)	-
Depreciation	(160)	-
Other operating expenses	(59,587)	(189,079)
Total expenses	(141,654)	(1,320,853)
Operating income (loss)	(140,919)	(1,312,411)

Impairment of investment portfolio	-	(3,500,000)
Other expense	(680,000)	-
Interest expense - related party	(11,762)	-
Net income (loss)	$(832,681)	$(4,812,411)

Earnings (loss) per common share - basic and diluted	$(0.02)	$(0.17)

Weighted avg common shares outstanding - basic and diluted	36,939,917	28,965,486

The accompaning notes are an integral part of these financial statements.

IMPERIALI, INC.
(a Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For Fiscal Years Ended August 31, 2008 (restated) and 2007

				Accumulated	Deficit
				Deficit Prior	Accumulated
				to Entering the	Since Enetring the
			Additional	Development	Development
	Shares	Amount	Paid in Capital	Stage	Stage	Total

Balance, August 31, 2006	20,358,486	$20,358	$11,760,605	$(11,171,422)	$-	$609,541

Issuance of common stock	16,561,000	16,561	4,358,828	-	-	4,375,389

Net loss for the year	-	-	-	(4,812,411)	-	(4,812,411)
Balance August 31, 2007	36,919,486	$36,919	$16,119,433	$(15,983,833)	$-	$172,519

Capital contribted by shareholder	-	-	336,000	-	-	336,000
Shares sold for cash	41,833	42	14,106	-	-	14,148
Net loss for the year				-	(832,681)	(832,681)
Balance August 31, 2008 (restated)	36,961,319	$36,961	$16,469,539	$(15,983,833)	$(832,681)	$(310,014)

The accompaning notes are an integral part of these financial statements.

IMPERIALI, INC.
(a Development Stage Company)
Statements of Cash Flows
For the Fiscal Years ended August 31, 2008 (restated) and  2007

	2008	2007
	Restated
Cash flow from operating activities:
Net loss from operations	$(832,681)	$(4,812,411)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	160	-
Impairment of investment portfolio	-	3,500,000
Write-off of Kaiser Himmel loan	680,000	-
Net change:
Other assets	9,765	(9,765)
Notes receivable	(680,000)
Accrued interest	11,762
Other liabilities	18,037	26,614
Net cash (used in) operating activities	(792,957)	(1,295,562)

Cash flows from investing activities:
Capital expenditures to purchase fixed assets	(1,000)	-
Net cash used in investing activities	(1,000)	-

Cash flows from financing activities
Proceeds from common stock	14,148	875,389
Borrowings on related party notes	307,500	-
Capital contribution from shareholder	336,000	-
Repayments on related party notes	(50,000)	-
Net cash provided by financing activities	607,648	875,389

Net decrease in cash	(186,309)	(420,173)
Cash at beginning of period	189,368	609,541
Cash at end of period	$3,059	$189,368

The accompaning notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1.   Organization and Nature of Business

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

Nature of Business
Imperiali, Inc. is a team of global expansion and business development company experts that are strategically positioned around the globe to identify emerging companies that wish to align with strategic partners to grow their businesses, for business development, advisory and commissions on global sales, and telecommunications infrastructure.  In addition to search engine technologies internet shopping, b2b and virtual global sales expansion for third parties. The company also has several other projects for further development.

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

During the year ended August 31, 2008, we did not meet the requirements of a business development company, and as described above, we officially ceased to be a business development company in 2008.  We re-entered the development stage on September 1, 2007.

Note 2.  Going Concern
Imperiali’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlements of liabilities and commitments in the normal course of business for the foreseeable future.  The company has insufficient working capital to meet operating needs for the next twelve months as of August 31, 2008, which raises doubt about Imperiali’s ability to continue as a going concern.

Note 3.   Summary of Significant Accounting Policies and Basis of Presentation

Basis of presentation:
The accompanying audited financial statements have been prepared in accordance with the generally accepted accounting principles in the United States.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Reclassification
Certain reclassifications have been made to the prior periods financial statements to conform to the current periods presentation.

Depreciation
Depreciation is calculated using straight-line methods over the estimated useful life of the equipment, furniture and fixtures.  The useful life of furniture and fixtures is estimated to be five years from the date of purchase.

Concentration of Credit Risk
The Company maintains cash accounts in commercial banks.  Total cash deposits are secured by the Federal Deposit Insurance Corporation (FDIC) up to a limit of $100,000 per company.  As of August 31, 2008, some of the Company’s cash equivalent balances were deposited in accounts with a stock brokerage firm, which are not insured by the FDIC.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents.  There were no cash equivalents at August 31, 2008.

Development Stage Company
The Company complies with Statement of Financial Accounting Standard (“SFAS”) No. 7 for its characterization as a Development Stage Company.  Among the disclosures required by SFAS 7 are that the statement of operations, stockholders’ equity and cash flow disclose activity since the date of the Company’s inception or entrance into the development stage.  Imperiali, Inc. entered the development stage on September 1, 2007.

Revenue Recognition
The Company recognizes revenue when the basic criteria of Staff Accounting Bulletin No. 104 are met.  Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, consulting fee fixed or determinable and collectability is reasonably assured.

Earnings per Share
The Company presents both basic and diluted earnings (loss) per share (EPS) amounts.  Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted EPS amounts are based upon the weighted average number of common stock and common equivalent shares outstanding during the period.  Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Basic and diluted earnings per share are the same at August 31, 2008 and 2007 due to the anti-dilutive nature of the potential common stock equivalents.

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

Note 4.  Portfolio

As part of the past management services, Imperiali, Inc. verbally acquired Imperiali Organization LLC as of February 15, 2006.  The deal has never closed and is still pending.  Imperiali Organization has one unit in the LLC, which represents 100% ownership.  Through the proposed ownership of Imperiali Organization, LLC, Imperiali Inc. acquired all the assets of Imperiali Organization, LLC, including an internet search engine project and all the telecom projects associated with the previous New Millennium Development Group projects.

On the September 11, 2006 management valued one project within Imperiali Organization LLC – an internet search engine project called I1Connect for $3.5 million.  Due to the deal not closing and the uncertainty of the realization of this project, an unrealized loss had been recognized as of August 31, 2007.

Note 5. Related Party Transactions

As of August 31, 2008 the company has debt and accrued interest due of $269,262 to Daniel Imperato, interim CEO and a member of the Board of Directors.  Interest expense on the note is recorded at 18% per the agreement with Mr. Imperato.  This rate is similar to the rate we would expect to be charged in the market.

The Company also owes Mr. Imperato $43,000 in management fees for the year ended August 31, 2008.

Note 6. Employee Compensation Plans

The Company has no Defined Benefit or Defined Contribution Pension Plans.

Note 7. Stock Option Plans

The Company has no Stock Option Plans.

Note 8. Income Tax Provision/Deferred Tax Asset

The Company is recognized as a corporation under the Internal Revenue Code.  As such, the corporation must report income and expenses properly on their tax return and pay all the related income taxes.  As of August 31, 2008, the Company has an approximate net operating loss of $6.4 million which can be carried forward and can be applied against future taxable income through 2028.    We provide a valuation allowance for deferred tax assets for which we do expect to realize a benefit.  As of August 31, 2008, the Company had recorded a valuation allowance of $2.2 million that offset our deferred tax asset of the same amount.

Note 9. Commitments and Contingency

The Company leases approximately 2,000 square feet of space at 529 South Flagler Drive and the mailing address is 222 Lakeview Avenue, Suite 160, West Palm Beach, Florida USA 33401. The office space is used for sales, administrative offices, and customer support. In addition the company has offices in New York, New York and Washington, D.C.  The rentals of these facilities are on a month to month basis.

The payout of lease and debt obligations are as follow:

	Balance 8/31/08	FY 2009	FY 2010	FY 2011	FY 2012
Operating Leases	—	18,000	36,000	36,000	36,000
Notes and Interest Payable – Related Party	269,262	269,262	—	—	—

Note 10.  Restatement

The Company has restated its previously issued August 31, 2008 financial statements for matters related to the following:  shares outstanding, depreciation expense, interest expense, and accounts payable.  The following is a summary of the restatements for August 31, 2008:

BALANCE SHEET

	Previously reported		Restated
	8/31/2008	Net Change	8/31/2008
ASSETS
Cash	$59	$3,000	$3,059
Total current assets	59	3,000	3,059
Fixed Assets, net	1,000	(160)	840
Total assets	$1,059	$2,840	3,899

LIABILITIES
AP and other current liabilities	$191	$1,460	$1,460

AP – related party	—	43,000	43,000
Note payable and accrued interest - related party	257,500	11,762	269,262
Total current liabilities	257,691	56,222	313,913

STOCKHOLDER'S DEFICIT
Common stock	48,201	(11,240)	36,961
Additional paid in capital	16,122,299	347,240	16,469,539
Accumulated deficit prior to entering development stage	(16,427,132)	443,299	(15,983,833)
Deficit accumulated since entering development stage	-	(832,681)	(832,681)
Total stockholder's deficit	(256,632)	(53,382)	(310,014)
Total liabilities and deficit	$1,059	$2,840	$3,899

STATEMENT OF OPERATIONS

	Previously reported		Restated
	8/31/2008	Net Change	8/31/2008
Revenue

Consulting Income	$343,173	$(343,173)	$—
I/C Income	22,000	(22,000)	—
Interest and dividends	735		735
Total Revenue	365,908	(365,173)	735

Expenses
Consulting and employee costs	137,720	(98,813)	38,907
General and administrative	93,706	(34,119)	59,587
Management fees	—	43,000	43,000
Depreciation expense	—	160	160
Bad debt write off	680,000	(680,000)	—
Total Expenses	911,426	(769,772)	141,654
Operating Income	(545,518)	(404,599)	(140,919)

Other (income)expense	—	680,000	680,000
Interest expense – related party	—	11,762	11,762
Net Income (loss)	$(545,518)	$(287,163)	$(832,681)

Earnings (loss) per share (basic and diluted)	$(0.01)	—	$(0.02)

Weighted average common shares (basic and diluted)	36,961,319	(21,402)	36,939,917

The result of these restatements is a increase in the net loss of $287,163, a decrease in stockholders’ equity of $53,382 and a $0.01 change to basic and diluted earnings per share.

On January 16, 2009, the Company was informed of the errors regarding the above adjustments from its independent accountant during preparations for filing the Company’s Form 10-Q for the period ended November 30, 2008.  Officers and Directors of the Company have discussed this issue with the independent accountant and came to the conclusion on January 16, 2009, that the financial statements included in the Form 10-K for the period ended August 31, 2008 should no longer be relied upon.

On January 19, 2009, the officers and directors of Imperiali, Inc. (the “Company”) concluded that the financial statements included in the Form 10-K for the period ended August 31, 2008 should not be relied upon because of:

1 – Equity – The number of shares outstanding was not correct as of August 31, 2008.

2 – Interest Expense – The interest expense related to fiscal year 2008 was not included in the financials and should be $11,762.
3 – Depreciation Expense – The depreciation expense related to fiscal year 2008 was not included in the financials and should be $160.
4 – Consulting expenses and G&A expenses were overstated by $132,932.
5– Accounts Payable – Accounts payable recorded as of August 31, 2008 was understated by $1,460.
6 – Related Party Payable as of August 31, 2008 in the amount of $43,000 was not included in the financials.
7– Cash was understated by $3,000 as of August 31, 2008.
8- Consulting income was overstated by $336,000, which should have been reported as capital contributed from shareholder.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 8, 2009, the registrant notified Larry O'Donnell, CPA, P.C. (“O’Donnell”) that they had been dismissed as the registrant’s auditor.  The dismissal was approved by the registrant’s Board of Directors.

On January 8, 2009, the registrant engaged M&K CPAs, PLLC (“M&K”) to assume the role of its new certifying accountant. The decision to engage M&K was approved by the registrant’s Board of Directors.

Item 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As of the period covered by this report, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Daniel J. Imperato, Interim Non-Executive Chairman Emeritus of the Company reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that its disclosure controls were ineffective.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including Daniel J. Imperato, Interim Non-Executive Chairman Emeritus, the Company conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.
1.
As of August 31, 2008, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of August 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Changes to company internal controls
In our opinion, there were no material changes in our Company's internal controls over financial reporting during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  May 1, 2009

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