Form 10-Q
period 2009-02-28
Imperali, Inc.
filed 2009-05-14
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Class – Common Stock, 39,643,319 shares outstanding as of May 4, 2009.

Imperiali, Inc.
Form 10-Q
For the Quarter Ended February 28, 2009

Table of Contents
		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets at February 28, 2009 (unaudited) and August 31, 2008	3

	Statements of Operations for the three and six month periods ended February 28, 2009 and February 29, 2008(unaudited)	4

	Statements of Cash Flows for the six-month periods ended February 28, 2009 and February 29, 2008 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6.	Exhibits	17

	Exh. 31.1 Section 302 Certification of Chief Executive Officer
	Exh. 31.2 Section 302 Certification of Chief Financial Officer
	Exh. 32.1 Section 906 Certification of Chief Executive Officer
	Exh. 32.2 Section 906 Certification of Chief Financial Officer

	Signatures	18

PART I.

ITEM 1 - FINANCIAL STATEMENTS

Imperiali, Inc.
(a Development Stage Company)
Balance Sheets
As of February 28, 2009 and August 31, 2008
(Unaudited)

	February 28, 2009	August 31, 2008

ASSETS
Current assets:
Cash	$8,827	$3,059
Total current assets	8,827	3,059
Fixed assets (net of accumulated depreciation of $751 and $160 at February 28, 2009 and August 31, 2008 respectively)	6,004	840
Total assets	$14,831	$3,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable – related party	$39,469	$43,000
Accounts payable	58,235	1,651
Note payable and accrued interest – related party	288,975	269,262
Total current liabilities	386,679	313,913
Stockholders' deficit:
Common stock; $.001 par value; authorized - 500,000,000 shares; 39,643,319 and 36,961,319 shares issued and outstanding at February 28, 2009 and August 31, 2008, respectively	39,643	36,961
Additional paid in capital	24,642,857	16,469,539
Accumulated deficit prior to entering the development stage	(15,983,833)	(15,983,833)
Accumulated deficit since entering the development stage	(9,070,515)	(832,681)
Total stockholders' deficit	(371,848)	(310,014)
Total liabilities and stockholders' deficit	$14,831	$3,899

The accompanying notes are an integral part of these financial statements

IMPERIALI, INC.
(a Development Stage Company)
Statements of Operations
For the three and six months ended February 28, 2009 and February 29, 2008 and the period from September 1, 2007 to February 28, 2009
(unaudited)

	For the Three months ended		For the Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	Development Stage (Sept. 1, 2007 to Feb. 28, 2009)
		(Restated)		(Restated)
Dividend Income	$—	$36	$—	$725	$735
Total Income	—	36	—	725	735

Expenses:
Employees and Related Party Consulting	8,067,756	9,000	8,107,756	172,158	8,146,663
General and administrative	45,481	19,363	100,263	341,953	203,010
Total Operating Expenses	8,113,237	28,363	8,208,019	514,111	8,349,673
Net Income (loss) from Operations	(8,113,237)	(28,327)	(8,208,019)	(513,386)	(8,348,938)

Other Income (Expenses):
Other Expense					(680,000)
Interest expense	(16,321)	—	(29,815)	—	(41,577)
Net Loss for the period	$(8,129,558)	$(28,327)	$(8,237,834)	$(513,386)	$(9,070,515)

Earnings (loss) per common share – basic and diluted	$(0.216)	$(0.001)	$(0.221)	$(0.014)

Weighted avg. common shares out. – basic and diluted	37,557,617	36,955,714	37,259,468	36,937,600

The accompanying notes are an integral part of these financial statements.

IMPERIALI, INC.
(a Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From August 31, 2006 to February 28, 2009
(unaudited)

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit Prior to Entering the Development Stage	Deficit Accumulated Since Entering the Development Stage	Total

Balance August 31, 2006	20,358,486	$20,358	$11,760,605	$(11,171,422)	$-	$609,541

Issuance of common stock	16,561,000	16,561	4,358,828	-	-	4,375,389

Net loss for the year	-	-	-	(4,812,411)	-	(4,812,411)
Balance August 31, 2007	36,919,486	$36,919	$16,119,433	$(15,983,833)	$-	$172,519

Capital contribted by shareholder	-	-	336,000	-	-	336,000
Shares sold for cash	41,833	42	14,106	-	-	14,148
Net loss for the year				-	(832,681)	(832,681)
Balance August 31, 2008	36,961,319	$36,961	$16,469,539	$(15,983,833)	$(832,681)	$(310,014)

Capital contribted by shareholder	-	-	130,000	-	-	130,000
Stock based compensation	2,682,000	2,682	8,043,318			8,046,000
Net loss for the year				-	(8,237,834)	(8,237,834)
Balance February 28, 2009	39,643,319	$39,643	$24,642,857	$(15,983,833)	$(9,070,515)	$(371,848)

The accompaning notes are an integral part of these financial statements.

IMPERIALI, INC.
(a Development Stage Company)
Statements of Cash Flows
For the three months ended February 28, 2009 and February 29, 2008 and the period from September 1, 2007 to February 28, 2009
(unaudited)

	For the Six Months Ended February 28, 2009	For the Six Months Ended February 29, 2008	Development Stage (Sept. 1, 2007 to Feb. 28, 2009)
		(Restated)
Cash flow from operating activities:
Net loss	$(8,237,834)	$(513,386)	$(9,070,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	8,046,000	—	8,046,000
Write-off of Kaiser Himmel loan	—	—	680,000
Depreciation expense	591	80	751
Change in operating assets and liabilities:
Other assets	—	—	9,765
Notes Receivable	—	—	(680,000)
Change in accounts payable and accrued expenses	69,180	(208,135)	98,979
Net cash (used in) operating activities	(122,063)	(721,441)	(915,020)

Cash flows from investing activities:
Capital expenditures	(5,755)	(1,000)	(6,755)
Net cash (used in) investing activities	(5,755)	(1,000)	(6,755)

Cash flows from financing activities:
Net proceeds from related party note	3,586	300,000	261,086
Net capital contribution from shareholder	130,000	234,891	466,000
Proceeds from sale of common stock	—	14,147	14,148
Net cash provided by financing activities	133,586	549,038	741,234

Net increase (decrease) in cash	5,768	(173,403)	(180,541)
Cash at beginning of period	3,059	189,368	189,368
Cash at end of period	$8,827	$15,965	$8,827

Supplemental Cash Flow Information:
Income taxes paid in cash	—	—	—
Interest paid in cash	$3,259	—	$3,259

The accompanying notes are an integral part of these financial statements.

Imperiali Inc.
(a Development Stage Company)
Notes To Financial Statements
(unaudited)

 Note 1 - Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Imperiali’s  annual financial statements and notes thereto filed with the SEC on form 10-K/A for the year ended August 31, 2008.  The interim financial information presented in this report is done so following the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

Note 2 – Going Concern

Imperiali’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlements of liabilities and commitments in the normal course of business for the foreseeable future.  The company has insufficient working capital to meet operating needs for the next twelve months as of February 28, 2009, which raises doubt about Imperiali’s ability to continue as a going concern.

Note 3 – Organizational Information

Nature of Business
Imperiali, Inc. is a team of global expansion and business development company experts that are strategically positioned around the globe to identify emerging companies that wish to align with strategic partners to grow their businesses, and raise capital for business development and telecommunications infrastructure.  The Company is currently in the development stage.

Note 4 – Note Payable

As of February 28, 2009 the company has a note payable due of $251,086, plus $37,889 in accrued interest, to Daniel Imperato a member of the Board of Directors and the interim CEO.  As of August 31, 2008, the balance of the note was $257,500, plus $11,762 in accrued interest.

Note 5 - Guaranteed Commitments

The Company leases approximately 2,000 square feet of space at 529 Flagler Drive and the mailing address is 222 Lakeview Avenue, Suite 160, West Palm Beach, Florida USA 33401. The office space is used for sales, administrative offices, and customer support.

Note 6 - Related Party Transactions

Included in current liabilities is $39,469 of accrual expenses owed to Mr. Imperato for travel and miscellaneous expenses incurred on behalf of the company.  The Company also received capital contributions of $130,000 from shareholders during the quarter ended February 28, 2009.

The company also owes Mr. Imperato $288,975 related to a note payable and accrued interest, which is described in Note 4.

Note 7 - Entry into a Material Definitive Agreement

On February 10, 2009, the company entered into an agreement with three entities controlled by Mr. Imperato that had been providing management, marketing and consulting services to the company for an extended period of time.  Pursuant to the terms of the agreement, the Company issued 2,682,000 shares of common stock for these services.  The consideration for this transaction consisted solely of Company common stock valued at $3.00 per share, thereby totaling $8,046,000, which has been recorded as stock-based compensation on the Statement of Operations. The capitalization of the Company now consists of 39,643,319 shares of common stock outstanding.  The $3.00 per share value was the last price at which the Company sold its common stock, and was used as the market value of the stock for this transaction.

Note 8 - Unregistered Sales of Equity Securities

Pursuant to the share transaction described above in Note 7, on February 10, 2009, the Company issued 2,682,000 shares of its common stock to entities controlled by Mr. Imperato. These persons were the only offerees in connection with this transaction. The registrant relied upon section 4(2) and Regulation D of the Securities Act of 1933, as amended.

Note 9 – Restatement

The Company has restated its previously issued February 29, 2008 financial statements for matters related to the following:  revenue, operating expense and depreciation expense.  The following is a summary of the restatements for February 29, 2008:

STATEMENT OF OPERATIONS

	Previously reported		Restated
	Six months ended 2/29/2008	Adjustment	Six months ended 2/29/2008
Revenue
Consulting Income	$286,000	$(286,000)	$—
I/C Income	22,000	(22,000)	—
Interest and dividends	725	—	725
Total Revenue	$308,725	$(308,000)	$725

Expenses
Employee and related party consulting costs	243,564	(71,406)	172,158
General and administrative	343,576	(1,703)	341,873
Depreciation Expense	—	80	80
Total Expenses	587,140	(73,029)	514,111
Operating Income	(278,415)	(234,971)	(513,386)

Other (income)expense	—	—	—
Net Income (loss)	$(278,415)	$(234,971)	$(513,386)
Earnings (loss) per share (basic and diluted)	$(0.006)	$(0.02)	$(0.014)
Weighted average common shares (basic and diluted)	48,200,986	(11,263,386)	36,937,600

The result of these restatements is an increase in the net loss of $234,971.

This Amendment to our Quarter Report on Form 10-Q for the quarter ended February 29, 2008 is filed to amend certain errors in the following sections: shares outstanding, cash, depreciation expense, interest expense, accounts payable and Shareholders Equity.

Except as required to reflect the change noted above, this Form 10-Q does not attempt to modify or update any other disclosures set forth in our Quarter Report on Form 10-Q. Additionally, this Form 10-Q does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing. The filing of this Form 10-Q shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

1 - Consulting income was overstated by $308,000, which should have been reported as capital contributed from shareholder.
2 – Consulting expenses and G&A expenses were overstated by $73,109.
3 – Depreciation expense was understated by $ 80.

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

Plan of Operation

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

Results of Operations
The following table summarizes selected unaudited financial information for the three and six months ended February 28, 2009 compared to the restated three and six months ended February 29, 2008.

	For the Three months ended		For the Six months ended
	February 28, 2009	February 29, 2008 (restated)	February 28, 2009	February 29, 2008 (restated)
Dividend Income	$—	$36	$—	$725
Total Income	—	36	—	725

Expenses:
Employees and Related Party Consulting	8,067,756	9,000	8,107,756	172,158
General and administrative	45,481	19,363	100,263	341,953
Total Operating Expenses	8,113,237	28,363	8,208,019	514,111
Net Income (loss) from Operations	(8,113,237)	(28,327)	(8,208,019)	(513,386)
Other Income (Expenses):
Interest expense	(16,321)	—	(29,815)	—
Net Loss for the period	$(8,129,558)	$(28,327)	$(8,237,834)	$(513,386)
Loss per common share – basic and diluted	$(0.216)	$(0.001)	$(0.221)	$(0.014)
Weighted avg. common shares outstanding – basic and diluted	37,557,617	36,955,714	37,259,468	36,937,600

During the quarter ended February 28, 2009, the Company incurred a net loss of $8,129,558. General and administrative expenses related primarily to rent, salaries, telephone, other office costs and costs associated with being a reporting company was $45,481.  Professional fees totaled $21,989, used for legal fees, accounting fees and consulting.  The Company recorded an expense for stock based compensation in the amount approximately $8 million (2,682,000 shares at $3.00 per share).

General and administrative expenses increased $26,118 to $45,481, when comparing the second quarter of 2009 to 2008, primarily due to higher computer and internet expenses, higher filing expenses and increase in Insurance costs.

For the six months ended February 28, 2009 as compared to six months ended February 29, 2008, the Company incurred a net loss of $8,237,834 as compared to a loss of $513,386 (restated) for the prior year. The difference mainly is due to lower operating expenses in fiscal year 2009 and the recorded expense for stock based compensation in the amount approximately $8 million (2,682,000 shares at $3.00 per share).

Compared to the previous year, the six months ended February 28, 2009 experienced a threefold decrease in the cost of internet access and web- hosting expenses as it began to reestablish itself in the global business development consulting market.  Through the use of more competitive providers, the elimination of in-house salaries, and an influx of capital, the company was able to expand its technological capabilities as it reorganizes and positions itself for its reintroduction. The costs of insurance, regulatory filings and professional fees remain a constant fixed cost.

Interest expense of $16,321 in the quarter ending February 28, 2009 covers accrued interest payable on the related party loan.  Year to date interest expense is $29,815.

Liquidity and Capital Resources

The Company had cash on hand of $8,827 at February 28, 2009 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $25,054,348. As of February 28, 2009 we had current liabilities totaling $386,679.

Operating Activities
The decrease of $122,063 in cash resulting from operating activities was primarily attributable to net cash used in operations of $191,243 offset by net increase in operating liabilities of $69,180.

Investing Activities
The Company has fixed assets, net of accumulated depreciation of $6,004 and has no commitment for any additional capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a reporting company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally operational accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the “Exchange Act”), which should not exceed $1.7 million in the fiscal year ending August 31, 2009. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

Financing Activities
The Company generated $133,586 from financing activities through the first six months, made up of capital contributions from shareholders.

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

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatsoever that the Company will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

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

 ITEM 4 - Controls and Procedures

Management’s Report on Internal Control over Financial Reporting.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES
Pursuant to the share transaction described in Note 7, on February 10, 2009, the Company issued 2,682,000 shares of its common stock to entities controlled by Mr. Imperato. These persons were the only offerees in connection with this transaction. The registrant relied upon section 4(2) and Regulation D of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
There were no defaults upon senior securities during the period ended February 28, 2009.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to the vote of securities holders during the period ended February 28, 2009.

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

DATE:  May 14, 2009

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