Form 10-Q
period 2009-05-31
Imperali, Inc.
filed 2009-07-17
CIK 1359272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from _______ to _______

Imperiali, Inc.
(Name of Small Business Issuer as Specified in Its Charter)

Florida	65-0574887
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 Lakeview Avenue, Suite 160
West Palm Beach, Florida 33401
(Address of Principal Executive Offices)

(561) 805-9494
(Issuer’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
        YES ☑             NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐   smaller reporting company ☑
                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 39,643,319 shares outstanding as of July 9, 2009.

Imperiali, Inc.
Form 10-Q
For the Quarter Ended May 31, 2009

Table of Contents
		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets at May 31, 2009 (unaudited) and August 31, 2008	3

	Statements of Operations for the three and nine month periods ended May 31, 2009 and May 31, 2008 (unaudited)	4

	Statement of Changes in Stockholders' Equity (Deficit) for the nine month period ended May 31, 2009 and for year end August 31, 2008	5

	Statements of Cash Flows for the nine month periods ended May 31, 2009 and May 31, 2008 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6.	Exhibits	17

	Exh. 31.1 Section 302 Certification of Chief Executive Officer
	Exh. 31.2 Section 302 Certification of Chief Financial Officer
	Exh. 32.1 Section 906 Certification of Chief Executive Officer
	Exh. 32.2 Section 906 Certification of Chief Financial Officer

	Signatures	19

PART I.

ITEM 1 - FINANCIAL STATEMENTS

Imperiali, Inc.
(a Development Stage Company)
Balance Sheets
As of May 31, 2009 and August 31, 2008
(Unaudited)

	May 31, 2009	August 31, 2008

ASSETS
Current assets:
Cash	$6,874	$3,059
Total current assets	6,874	3,059

Fixed assets (net of accumulated depreciation of $1,089 and $160 at May 31, 2009 and August 31, 2008, respectively)	5,666	840
Total assets	$12,540	$3,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable – related party	$4,369	$43,000
Accounts payable	49,991	1,651
Note payable and accrued interest – related party	302,038	269,262
Total current liabilities	356,398	313,913
Stockholders' deficit:
Common stock; $.001 par value; authorized - 500,000,000 shares; 39,643,319 and 36,961,319 shares issued and outstanding at May 31, 2009 and August 31, 2008, respectively	39,643	36,961
Additional paid in capital	24,725,357	16,469,539
Accumulated deficit prior to entering the development stage	(15,983,833)	(15,983,833)
Accumulated deficit since entering the development stage	(9,125,025)	(832,681)
Total stockholders' deficit	(343,858)	(310,014)
Total liabilities and stockholders' deficit	$12,540	$3,899

The accompanying notes are an integral part of these financial statements

IMPERIALI, INC.
(a Development Stage Company)
Statements of Operations
For the three and nine months ended May 31, 2009 and May 31, 2008 and the period from September 1, 2007 to May 31, 2009
(unaudited)

	For the Three months ended		For the Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008	Development Stage (Sept. 1, 2007 to May 31, 2009)
		(Restated)		(Restated)

Dividend Income	$—	$10	$—	$735	$735
Total Income	—	10	—	735	735

Expenses:
Employees and Related Party Consulting	12,601	9,613	8,120,357	181,771	8,186,497
General and Administrative	26,367	12,608	126,630	354,561	202,144
Total Operating Expenses	38,968	22,221	8,246,987	536,332	8,388,641
Net Income (loss) from Operations	(38,968)	(22,211)	(8,246,987)	(535,597)	(8,387,906)
Other Income (Expenses):
Other Expense					(680,000)
Interest expense	(15,542)	—	(45,357)	—	(57,119)
Net Loss for the period	$(54,510)	$(22,211)	$(8,292,344)	$(535,597)	$(9,125,025)

Earnings (loss) per common share – basic and diluted	$(0.001)	$(0.001)	$(0.215)	$(0.014)

Weighted avg. common shares out. – basic and diluted	39,643,319	36,961,319	38,600,468	36,945,506

The accompanying notes are an integral part of these financial statements.

IMPERIALI, INC.
(a Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From August 31, 2006 to May 31, 2009
(unaudited)

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit Prior to Entering the Development Stage	Deficit Accumulated Since Entering the Development Stage	Total

Balance August 31, 2006	20,358,486	$20,358	$11,760,605	$(11,171,422)	$-	$609,541

Issuance of common stock	16,561,000	16,561	4,358,828	-	-	4,375,389

Net loss for the year	-	-	-	(4,812,411)	-	(4,812,411)

Balance August 31, 2007	36,919,486	$36,919	$16,119,433	$(15,983,833)	$-	$172,519

Capital contribted by shareholder	-	-	336,000	-	-	336,000
Shares sold for cash	41,833	42	14,106	-	-	14,148
Net loss for the year				-	(832,681)	(832,681)

Balance August 31, 2008	36,961,319	$36,961	$16,469,539	$(15,983,833)	$(832,681)	$(310,014)

Capital contribted by shareholder	-	-	212,500	-	-	212,500
Stock based compensation	2,682,000	2,682	8,043,318			8,046,000
Net loss for the year				-	(8,292,344)	(8,292,344)

Balance May 31, 2009	39,643,319	$39,643	$24,725,357	$(15,983,833)	$(9,125,025)	$(343,858)

The accompaning notes are an integral part of these financial statements.

IMPERIALI, INC.
(a Development Stage Company)
Statements of Cash Flows
For the nine months ended May 31, 2009 and May 31, 2008
and the period from September 1, 2007 to May 31, 2009
(unaudited)

	For the Nine Months Ended May 31, 2009	For the Nine Months Ended May 31, 2008	Development Stage (Sept. 1, 2007 to May 31, 2009)
		(Restated)
Cash flow from operating activities:
Net loss	$(8,292,344)	$(535,597)	$(9,125,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	8,046,000	—	8,046,000
Write-off of Kaiser Himmel loan	—	—	680,000
Depreciation expense	929	80	1,089
Change in operating assets and liabilities:
Other assets	—	—	9,765
Notes Receivable	—	—	(680,000)
Change in accounts payable and accrued expenses	38,899	(201,890)	68,698
Net cash (used in) operating activities	(206,516)	(737,407)	(999,473)

Cash flows from investing activities:
Capital expenditures	(5,755)	(1,000)	(6,755)
Net cash (used in) investing activities	(5,755)	(1,000)	(6,755)

Cash flows from financing activities:
Net proceeds from related party note	3,586	300,000	261,086
Net capital contribution from shareholder	212,500	234,891	548,500
Proceeds from sale of common stock	—	14,148	14,148
Net cash provided by financing activities	216,086	549,039	823,734

Net increase (decrease) in cash	3,815	(189,368)	(182,494)
Cash at beginning of period	3,059	189,368	189,368
Cash at end of period	$6,874	$—	$6,874
Supplemental Cash Flow Information:
Income taxes paid in cash	—	—	—
Interest paid in cash	$3,259	—	$3,259

The accompanying notes are an integral part of these financial statements.

Imperiali Inc.
(a Development Stage Company)
Notes To Financial Statements
(unaudited)

 Note 1 - Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Imperiali’s  annual financial statements and notes thereto filed with the SEC on form 10-K/A for the year ended August 31, 2008.  The interim financial information presented in this report is done so following the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

Note 2 – Going Concern

Imperiali’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlements of liabilities and commitments in the normal course of business for the foreseeable future.  The company has insufficient working capital to meet operating needs for the next twelve months as of May 31, 2009, which raises doubt about Imperiali’s ability to continue as a going concern.

Note 3 – Organizational Information

Nature of Business - Imperiali, Inc. is a team of global expansion and business development company experts that are strategically positioned around the globe to identify emerging companies that wish to align with strategic partners to grow their businesses, and raise capital for business development and telecommunications infrastructure.  The Company is currently in the development stage.

Note 4 – Note Payable

As of May 31, 2009 the company has a note payable due of $251,086, plus $50,952 in accrued interest, to Daniel Imperato a member of the Board of Directors and the interim CEO.  As of August 31, 2008, the balance of the note was $257,500, plus $11,762 in accrued interest.

Note 5 - Guaranteed Commitments

The Company leases approximately 2,000 square feet of space at 529 Flagler Drive and the mailing address is 222 Lakeview Avenue, Suite 160, West Palm Beach, Florida USA 33401. The office space is used for sales, administrative offices, and customer support. The current lease arrangements are on a month to month basis.

Note 6 - Related Party Transactions

Included in current liabilities is $4,369 of accrual expenses owed to Mr. Imperato for travel and miscellaneous expenses incurred on behalf of the company.  The Company also received capital contributions of $82,500 from shareholders during the quarter ended May 31, 2009, for a total of $212,500 for the nine months ended May 31, 2009.

The company also owes Mr. Imperato $302,038 related to a note payable and accrued interest, which is described in Note 4.

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

Note 9 – Restatement

The Company has restated its’ previously issued May 31, 2008 financial statements for matters related to the following:  revenue, operating expense and depreciation expense.  The following is a summary of the restatements for May 31, 2008:

STATEMENT OF OPERATIONS

	Previously reported		Restated
	Nine months ended 5/31/2008	Adjustment	Nine months ended 5/31/2008
Revenue
Consulting Income	$358,000	$(358,000)	$—
Interest and dividends	735	—	735
Total Revenue	$358,735	$(358,000)	$735

Expenses
Employee and Related Party Consulting costs	325,525	(143,754)	181,771
General and administrative	346,720	7,761	354,481
Depreciation Expense	—	80	80
Total Expenses	672,255	(135,913)	536,332
Operating Income	(313,520)	(222,077)	(535,597)

Other (income)expense	—	—	—
Net Income (loss)	$(313,520)	$(222,077)	$(535,597)
Earnings (loss) per share (basic and diluted)	$(0.007)	$(0.020)	$(0.014)
Weighted average common shares (basic and diluted)	48,200,986	(11,255,480)	36,945,506

The result of these restatements is an increase in the net loss of $222,077.

This Amendment to our Quarter Report on Form 10-Q for the quarter ended May 31, 2008 was filed to amend certain errors in the following sections: shares outstanding, cash, depreciation expense, interest expense, accounts payable and Shareholders Equity.

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

1 -	Consulting income was overstated by $358,000, which should have been reported as capital contributed from shareholder.
2 –	Consulting expenses and G&A expenses were overstated by $135,993.
3 –	Depreciation expense was understated by $ 80.

ITEM 2.	MANAGEMENT’S DISCUSSION and ANALYSIS or PLAN of OPERATIONS

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

Results of Operations
The following table summarizes selected unaudited financial information for the three and nine months ended May 31, 2009 compared to the restated three and nine months ended May 31, 2008.

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2009	May 31, 2008 (restated)	May 31, 2009	May 31, 2008 (restated)
Consulting Income	$—	$—	$—	$—
Dividend Income	—	10	—	735
Total Income	$—	$10	$—	$735

Expenses:
Employees and Consulting	12,601	9,613	8,120,357	181,771
General and administrative	26,367	12,608	126,630	354561
Total Operating Expenses	38,968	22,221	8,246,987	536,332
Net Income (loss) from Operations	(38,968)	(22,211)	(8,246,987)	(535,597)
Other Income (Expenses):
Interest expense	(15,542)	—	(45,357)	—
Net Loss for the period	$(54,510)	$(22,211)	$(8,292,344)	$(535,597)
Loss per common share – basic and diluted	$(0.001)	$(0.001)	$(0.215)	$(0.014)
Weighted avg. common shares outstanding – basic and diluted	39,643,319	36,961,319	38,600,468	36,945,506

During the quarter ended May 31, 2009, the Company incurred a net loss of $54,510. General and administrative expenses related primarily to insurance, travel, telephone, other office costs and costs associated with being a reporting company was $26,367.  Professional fees totaled $12,601, used for legal and accounting fees.

General and administrative expenses increased $13,759 to $26,367, when comparing the third quarter of 2009 to 2008, primarily due increases in accounting fees and computer/internet costs.

For the nine months ended May 31, 2009 as compared to nine months ended May 31, 2008, the Company incurred a net loss of $8,292,344 as compared to a loss of $535,597 (restated) for the prior year. The difference mainly is due to the recorded expense for stock based compensation in the amount of $8,046,000 (2,682,000 shares at $3.00 per share), offset partially by lower operating expenses.

Compared to the previous year, the nine months ended May 31, 2009 experienced a threefold decrease in the cost of internet access and web-hosting expenses as it began to reestablish itself in the global business development consulting market.  Through the use of more competitive providers, the elimination of in-house salaries, and an influx of capital, the company was able to expand its technological capabilities as it reorganizes and positions itself for its reintroduction. The costs of insurance, regulatory filings and professional fees remain a constant fixed cost.

Interest expense of $15,542 in the quarter ending May 31, 2009 covers accrued interest payable on the related party loan.  Year to date interest expense is $45,357.

Liquidity and Capital Resources

The Company had cash on hand of $6,874 at May 31, 2009 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $25,108,858. As of May 31, 2009 we had current liabilities totaling $356,398.

Operating Activities
The decrease of $206,516 in cash resulting from operating activities was primarily attributable to a net loss after adjustments of $245,415 offset by net increase in operating liabilities of $38,899.

Investing Activities
The Company has fixed assets, net of accumulated depreciation of $5,666 and has no commitment for any additional capital expenditure and foresees none in the near future. However, we will incur routine fees and expenses incident to our reporting duties as a reporting company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally operational accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the “Exchange Act”), which should not exceed $1.7 million in the fiscal year ending August 31, 2009. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

Financing Activities
The Company generated $216,086 from financing activities through the first nine months, made up primarily of capital contributions from shareholders.

The Company will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates.

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

ITEM 4 - Controls and Procedures

Management’s Report on Internal Control over Financial Reporting.

The Company carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended May 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

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

ITEM 1A.  - RISK FACTORS

The Company’s Annual Report on Form 10K for the fiscal year ended August 31,2008 includes a detailed discussion of its risk factors. The information presented below adds an additional risk factor and should be read in conjunction with the risk factors and information disclosed in the Company’s Annual Report on Form 10K.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF   PROCEEDS SECURITIES

Pursuant to the share transaction described in Note 7, on February 10, 2009, the Company issued 2,682,000 shares of its common stock to entities controlled by Mr. Imperato. These persons were the only offerees in connection with this transaction. The registrant relied upon section 4(2) and Regulation D of the Securities Act of 1933, as amended.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended May 31, 2009.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended May 31, 2009.

ITEM 5. - OTHER INFORMATION

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

DATE: July 17, 2009

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