Form 10-Q/A
period 2009-02-28
IMPERIALI INC
filed 2009-11-25
CIK 1359272

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

IMPERIALI INC.
QUARTERLY REPORT ON FORM 10-Q/A

For the quarterly period February 28, 2009

EXPLANATORY NOTE

This Amendment No. 1 on Form-10-Q/A to the Quarterly Report on Form-10-Q of Imperiali, Inc. (the Company) for the quarterly period ended February 28, 2009 is being filed to correct the date referenced in Item 4 CONTROLS AND PROCEDURES under the paragraph ‘Management’s Report on Internal Control over Financial Reporting’.  The date has been changed from August 31, 2008 to February 28, 2009.

Imperiali, Inc.

Form 10-Q/A
For the Quarter Ended February 28, 2009

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets at February 28, 2009 (unaudited) and August 31, 2008	4

	Statements of Operations for the three and six month periods ended February 28, 2009 and February 29, 2008(unaudited)	5

	Statements of Cash Flows for the six-month periods ended February 28, 2009 and February 29, 2008 (unaudited)	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	18

Item 5	Other Information	18

Item 6.	Exhibits	18

	Exh. 31.1 Section 302 Certification of Chief Executive Officer
	Exh. 31.2 Section 302 Certification of Chief Financial Officer
	Exh. 32.1 Section 906 Certification of Chief Executive Officer
	Exh. 32.2 Section 906 Certification of Chief Financial Officer

	Signatures	23

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

 ITEM 4 - Controls and Procedures

Management’s Report on Internal Control over Financial Reporting.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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